Form 10-Q
period 2000-03-31
I CRYSTAL INC
filed 2000-05-22
CIK 1103384

================================================================================

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 (MARK ONE)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

       For the period ended:  MARCH 31, 2000

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-29417


                                 I CRYSTAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       62-1581902
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

                       3237 KING GEORGE HWY., SUITE 101-B
                           SURREY, BC V4P 1B7, CANADA
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (604) 542-5021

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              YES                                            NO  X
                 ---                                            ---

At April 3, 2000, the Company had outstanding 14,682,800 shares of common stock, $.01 par value per share (the "Common Stock") and had committed to issue an additional 1,000,000 shares.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The March 31, 2000 condensed consolidated financial statements included in this filing on Form 10-QSB have been reviewed by Moss Adams LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Moss Adams LLP commenting upon their review accompanies the condensed financial statements is included in Item 1 of Part I.

                         I CRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT
                                       AND
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        QUARTER ENDED MARCH 31, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999

                                                                  I CRYSTAL INC.
                                                               TABLE OF CONTENTS
                   QUARTER ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                         PAGE
INDEPENDENT ACCOUNTANT'S REPORT............................................1



FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet..................................2

     Condensed Consolidated Statement of Operations........................3

     Condensed Consolidated Statement of Cash Flows........................4

     Notes to Condensed Consolidated Financial Statements ................4-10

                                                                    [LETTERHEAD]
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
I crystal, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I crystal Inc. as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of I crystal Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and has a net stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of I crystal Inc. as of December 31, 1999, and the consolidated related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2000, which included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ MOSS ADAMS LLP

Bellingham, Washington
May 18, 2000

                                                  I CRYSTAL, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                   QUARTER ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                 ---------------  ----------------
CURRENT ASSETS
    Cash                                                                         $        86,700  $         23,800
    Accounts receivable -- Master Licensee                                                98,700            75,700
    Prepaid expenses                                                                      24,800               900
                                                                                 ---------------  ----------------
        Total current assets                                                             210,200           100,400

PROPERTY AND EQUIPMENT, net                                                               19,200            17,900
                                                                                 ---------------  ----------------

TOTAL ASSETS                                                                     $       229,400  $        118,300
                                                                                 ===============  ================



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                             $        54,400  $         72,100
    Advances from related party                                                          102,100            98,700
    Deferred revenue -- Master Licensee                                                  134,000            67,000
    Convertible debt                                                                      78,200            78,200
                                                                                 ---------------  ----------------
        Total current liabilities                                                        368,700           316,000

ADVANCES FROM STOCKHOLDERS                                                                19,000            19,000
                                                                                 ---------------  ----------------
        Total liabilities                                                                387,700           335,000
                                                                                 ---------------  ----------------

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value, 30 million shares authorized;
       15,182,800 and 14,682,800 shares issued and outstanding, respectively             151,900           146,900
    Additional paid-in capital                                                         5,678,800         5,471,300
    Deferred compensation                                                                (40,600)          (59,300)
    Accumulated deficit                                                               (5,948,400)       (5,775,600)
                                                                                 ---------------  ----------------
        Total stockholders' deficit                                                     (158,300)         (216,700)
                                                                                 ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $       229,400  $        118,300
                                                                                 ===============  ================

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS              2
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                           QUARTER ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                     March 31,        March 31,
                                                                                       2000             1999
                                                                                 ---------------  ----------------
REVENUE
    Software royalties                                                           $       105,500  $       -
                                                                                 ---------------  ----------------

OPERATING EXPENSES
    General and administrative                                                           209,000         2,444,900
    Research and development                                                              61,600             8,000
    Sales and marketing                                                                    7,500             2,300
                                                                                 ---------------  ----------------
          Total operating expenses                                                       278,100         2,455,200
                                                                                 ---------------  ----------------

LOSS FROM OPERATIONS                                                                    (172,600)       (2,455,200)
                                                                                 ---------------  ----------------

OTHER EXPENSE
    Interest                                                                                 200               100
                                                                                 ---------------  ----------------
          Total other expense                                                                200               100
                                                                                 ---------------  ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                              (172,800)       (2,455,300)

PROVISION FOR INCOME TAXES                                                               -                -
                                                                                 ---------------  ----------------

NET LOSS                                                                         $      (172,800) $     (2,455,300)
                                                                                 ===============  ================


EARNINGS (LOSS) PER SHARE
    Basic and diluted                                                                 $(0.01)           $(0.32)
                                                                                      ======            ======
    Weighted average common shares
       outstanding (basic and diluted)                                                14,693,700         7,787,500
                                                                                 ===============  ================

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             3
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           QUARTER ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------



                           Increase (Decrease) in Cash

                                                                                     March 31,        March 31,
                                                                                       2000             1999
                                                                                 ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     $      (172,800) $     (2,455,300)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH FROM OPERATING ACTIVITIES
    Amortization of deferred compensation                                                 18,700            15,000
    Depreciation                                                                           1,000          -
    Noncash general and administrative expenses
       incurred in exchange for stock                                                    112,500         2,272,900
CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                                                  (23,000)         -
    Prepaid expense                                                                      (23,900)         -
    Accounts receivable - lawyer trust account                                           -                (577,000)
    Accounts payable                                                                     (17,700)         -
    Deferred revenue                                                                      67,000          -
                                                                                 ---------------  ----------------
          Net cash from operating activities                                             (38,200)         (744,400)
                                                                                 ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                   (2,300)             (500)
                                                                                 ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceed from stock issuances                                                         100,000           800,300
    Advances from (to) related parties, net                                                3,400          (100,400)
    Collection of stock subscription receivables                                         -                  45,000
                                                                                 ---------------  ----------------
          Net cash from financing activities                                             103,400           744,900
                                                                                 ---------------  ----------------

NET CHANGE IN CASH                                                                        62,900          -

CASH, beginning of period                                                                 23,800          -
                                                                                 ---------------  ----------------

CASH, end of period                                                              $        86,700  $       -
                                                                                 ===============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                                $       -        $       -
                                                                                 ===============  ================
    Income taxes paid                                                            $       -        $       -
                                                                                 ===============  ================

NONCASH TRANSACTIONS
    Stock issued for future services                                             $       -        $         40,000
                                                                                 ===============  ================

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             4
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND CESSATION OF DEVELOPMENT STAGE OPERATIONS

        ORGANIZATION
        I crystal, Inc. (the Company or I crystal) was incorporated October 5, 1994 in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc.; and, in June 1999, to avoid a conflict with another company with a similar name, the name was changed again to I crystal, Inc.

        In July 1998, after giving affect to the reverse stock split discussed below, the Company president received 375,000 shares of common stock in exchange for services. Effective October 19, 1998, stockholders approved an eight to one reverse stock split, reducing the number of outstanding shares from 6,130,000 to 766,300. All references in the accompanying financial statements to number of shares and per share amounts have been restated to reflect the reduced number of shares outstanding.

        On December 1, 1998, the Company entered into a memorandum of agreement with Diversified Cosmetics International, Inc. (Diversified), a related party (Note 5), to license the rights to certain internet-based gaming software that was in the process of being developed by Diversified. Under terms of the agreement, Diversified had the option to require the Company to purchase the rights, including all source code and technical specifications, graphics, domain names and trademarks, in exchange for
        2.5 million shares of common stock. Diversified exercised its option on December 10, 1998. Consideration also included a $65,000 note payable given for the additional amount of development undertaken by Diversified subsequent to entering into the agreement. The note was paid in full during 1999.

        Concurrent with the acquisition of the software rights, the Company issued two million shares to certain owners of Diversified. The shares were issued in exchange for stock subscriptions receivable and for future services to be provided in their capacity as corporate officers of I crystal. Another 2.5 million shares were issued to certain individuals in exchange for stock subscriptions receivable and for services provided in connection with facilitating the transfer of the software from Diversified to the Company.

        CESSATION OF DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
        For the period October 5, 1994 through June 30, 1999, the Company's efforts were devoted to corporate structuring, financial and business planning, recruiting directors and advisors, raising additional financing, establishing the technological feasibility of the gaming software acquired from Diversified, and negotiating a master license agreement. Accordingly, through June 30, 1999, the Company was characterized as a development stage company. Development stage operations were financed primarily through the issuance of shares of common stock for services and, in March 1999, the issuance of 1,914,000 shares of common stock for net proceeds of $800,300. Prior to the March 1999 issuance, the Company had no material amount of assets or liabilities.

        In September 1999, the Company established offices in Surrey, British Columbia, where it engages in developing and licensing software related to the internet gaming industry. Products include various theme-oriented blackjack and poker games, slot machines, and bingo games. The Company does not conduct any gaming activities itself but has entered into a nonexclusive master license agreement with DCI, Inc. (Master Licensee), a related party (Note 5), for use of the Company's gaming technology. In the third quarter of 1999, the Company began realizing revenues from this agreement and development stage operations ceased.

        On August 17, 1999, I crystal Software Inc. (I crystal Software) was incorporated in the province of British Columbia, Canada. Upon incorporation, all founding shares were issued to the officers of I crystal. Effective December 13, 1999, the officers contributed all shares to the Company, at which time I crystal Software became a wholly-owned subsidiary of I crystal. I crystal Software has subsequently carried out essentially all of the Company's software development activity.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             5
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY




SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             6
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY

        The Company has incurred net losses since inception; and, at March 31, 2000, it had a working capital deficiency of $158,500 and a stockholders' deficit of $158,300. The Company has not yet generated revenues sufficient to fund its operations. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent on its capacity to obtain additional financing and execute its business plan.

        Although cash flows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will be adequate to fund its cash expenses until the third quarter of 2000. The high level of non-cash expenses incurred during 1999 in exchange for stock is not expected to be repeated in 2000 and future periods. Management also believes that it may be able to negotiate favorable terms of repayment for the $102,100 of advances from Diversified, a related party (Note 5).

        During the quarter ended March 31, 2000, the Company raised $100,000 in a private placement of common stock. Subsequent to March 31, 2000, it raised an additional $100,000. During the remainder of 2000, the Company plans to raise another $1.5 million in private equity financing. Proceeds will be used to fund its software development projects. Success in raising this additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management believes these plans will allow the Company to generate sufficient cash to support its operations through March 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL INFORMATION
        The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements of I crystal, Inc. and Subsidiary include the accounts of its wholly-owned subsidiary, I crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

        REVENUE RECOGNITION
        The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, and SOP 98-9, MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS. Royalties based upon licensees' net gaming revenues are recognized as licensees' revenues are earned. In the event that licensee's revenue recognition criteria are not met, revenue is recognized when received. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period as elements are delivered.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             7
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY

        NEW ACCOUNTING STANDARD
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001, and management is currently assessing the impact, if any, it may have on financial position and results of operations.


NOTE 3 - CONVERTIBLE DEBT

        In August 1999, the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan, the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan is due in full on November 30, 1999, unless converted into 200,000 common shares of I crystal, which the Company agrees to register for resale at the request of West Peak.

        On December 23, 1999 the Company issued 200,000 common shares to West Peak. West Peak did not accept the shares tendered based on its position that the shares were to be registered upon delivery. On February 15, 2000, after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. West Peak is seeking $78,200 plus interest, costs and such other relief as the Court may deem necessary. As of May 18, 2000, management believes that the Company has not yet been properly served in the action. Due to the uncertainties surrounding this matter, the Company continues to report an obligation for the $78,200 loan rather than present the 200,000 common shares as being issued and outstanding.


NOTE 4 - CAPITAL STOCK AND STOCK-BASED COMPENSATION

        The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,182,800 shares are issued (or committed to be issued) and outstanding at March 31, 2000. During the first quarter of 2000, the Company committed to be issued 500,000 shares for $100,000 of cash proceeds and consulting services. Subsequent to March 31, 2000, the Company received another $100,000 for an additional 500,000 shares.


NOTE 5 - RELATED PARTY TRANSACTIONS

        The Company is affiliated with the following entities:

        DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)
        The Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. As described in Note 1, in December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and, as of May 18, 2000, it was in the process of winding down its affairs.

        Prior to the Company establishing its own bank account, all cash transactions were deposited in and disbursed from Diversified's bank account. Diversified has also paid various expenses on the Company's behalf. The net effect of these circumstances has resulted in the Company owing Diversified $102,100 at March 31, 2000. Diversified has stipulated no terms of repayment.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             8
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY

        DCI, INC. (THE MASTER LICENSEE)
        Effective April 8, 1999, the Company entered into a ten-year nonexclusive master license agreement with the Master Licensee for use of the Company's technology. Essentially all of the Company's revenue has been realized under this agreement. Leonard Slamko, a consultant retained by the Master Licensee, is a stockholder of the Company and a relative of officers and directors of the Company. The Master Licensee is incorporated in the Commonwealth of Dominica, where it is licensed to conduct international wagering, lotteries and games of chance by way of telecommunications.

        During the quarter ended March 31, 2000, the Company received $67,000 of a $100,000 upfront fee from the Master Licensee. The remaining $33,000 is due when the Company has completed development of a specified software package. Recognition of the $67,000 fee received in 2000 and another $67,000 received under similar terms in 1999 has been deferred. Once the final amounts are received, the total balance will be recognized over the remainder of the ten-year term of the Master Licensee agreement, as ongoing maintenance, support and upgrades are delivered.

        SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
        The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the first quarter of 2000 and 1999, the Company paid $14,000 and $-0-, respectively, to Slamko Visser for consulting and accounting fees and related costs.


NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        SEGMENT INFORMATION
        The Company's primary operations consist of the development and licensing of internet-based gaming technology. Management assesses the performance of its operations as a single segment. Through June 30, 1999, the Company's efforts were focused primarily on development stage operations, and no material activities occurred within this segment prior to that date. The following tables and schedules summarize certain information about this segment.

                                                                                          Internet Gaming
                                                                                       Software Development
                                                                                 --------------------------------
                                                                                    March 31,         March 31,
                                                                                      2000              1999
                                                                                 ---------------  ---------------
        External revenues                                                        $       105,500  $        90,900
        Intersegment revenues                                                           -                 -
        Segment income (loss) before tax                                                  33,200          (11,500)
        Segment assets                                                                   170,400           36,000

        Total income (loss) before tax for reportable segments                   $        33,200  $       (11,500)
        Corporate headquarters expense                                                  (206,000)      (2,443,800)
                                                                                 ---------------  ---------------
              Consolidated total                                                 $      (172,800) $    (2,455,300)
                                                                                 ===============  ===============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             9
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY

NOTE 7 - SUBSEQUENT EVENTS

        2000 INCENTIVE PLAN

        Subject to stockholder approval, effective April 4, 2000, the Company adopted the 2000 Incentive Plan (the "Plan"). Under the Plan, the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentive and nonqualified stock options, stock purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years, and 3 million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted. Subsequent to adoption of the Plan, the Board of Directors granted 1,350,000 stock options to employees, directors, and consultants, all of which have a one-year vesting period and an exercise price of $0.20.

        CORPORATE NAME CHANGE
        Subject to stockholder approval, the Company has proposed a name change from the I crystal, Inc. to iCrystal, Inc. The board believes the name change better reflects the Company's business, given the popular usage of the letter "i" to characterize Internet related businesses.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.            10
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,
1999

Revenues - Revenues for the periods ending March 31, 2000 and March 31, 1999 were $105,500 and $0, respectively. The increase of $105,500 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from its license agreement (the "Master License") with DCI, Inc. (the "Master Licensee") and continued marketing strategies for revenue growth.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $278,100 and $2,455,200 for the three months ended March 2000 and 1999, respectively. The decrease of $2,177,100 was largely attributable to the Company recognizing $2,287,900 of non-cash services received during the first quarter of 1999 in exchange for issuance of stock. Similar non-cash services received in exchange for stock during the first quarter of 2000 were $131,200. Exclusive of these items, operating expenses in total were comparable between periods.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $61,600 and $8,000 for the three months ended March 31, 2000 and 1999, respectively. The $53,600 increase reflects the Company's ongoing development costs to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $209,000 and $2,444,900 for the three months ended March 31, 2000 and 1999, respectively. The $2,235,900 reflects the Company recognizing $2,287,900 of non-cash investor relation and consulting services received during the first quarter of 1999 in exchange for issuance of stock. Non-cash services received in exchange for stock during the first quarter of 2000 were $131,200. Other factors affecting the decrease relate to the Company's having incurred more consulting and investor relation services during the first quarter of 1999, beyond though received in exchange for stock. These costs were associated with the Company's financing efforts and corporate restructuring, which followed the acquisition of certain technology from Diversified Cosmetics International, Inc. and a change in the Company's management in December 1998.

Net Loss - The Company incurred a net loss of $(172,800) and $(2,455,300) for the three months ended March 31, 2000 and 1999, respectively. The March 31, 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software. The March 31, 2000 operating loss resulted because the research and development, administrative costs, and sales and marketing costs of $278,100 exceeded the $105,500 in licensing royalties and up-front fees recorded during that period.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

         1. the amount and timing of expenditures required to develop the Company's casino and bingo software and its licensing and strategic relationships to enhance sales and marketing;

         2. changes in the growth rate of Internet usage and the interest of consumers in using Internet based casino and bingo websites for recreation; and

         3. the emergence of new services and technologies in the market in which the Company now competes.

The Company also faces foreign currency exchange risk as a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in the Company's annual and quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

Effective April 8, 1999, the Company entered into the Master License with the Master Licensee for use of the Company's technology. Under the terms of the Master License, the Company is obligated to provide a minimum of six new theme-oriented software packages and websites per year, along with updates and technical support, and development of specified electronic payment and accounting technology. During the first year of the Master License the Company provided the six packages required, however, the Master Licensee has requested special upgrades to the graphics and the games in two of the packages. The special modifications are expected to be completed by June 2000. The Company is also obligated to provide a monthly advertising rebate equal to the lesser of 10% of monthly net gaming revenue derived from the Master Licensee's use of its software or the amount expended by the Master Licensee on advertising. The Company, in return, is to receive 40% of monthly net gaming revenue derived from use of the software by the Master Licensee and 50% of upfront fees charged by the Master Licensee to any sub-licensee. In the event the Company produces certain of its games on CD-ROM and enters into a reseller agreement with the Master Licensee, the Company will receive 10% of gross revenue derived from the Master Licensee's sales of the software. The Master Licensee is also obligated to spend $10,000 per month on advertising for each software package and website licensed from the Company. Under terms of an amendment to the Master License dated May 1, 1999, the Company had the option to spend up to a specified amount on promotion of the Master Licensee's website in exchange for an additional 10% share of net gaming revenue, not to exceed the total amount spent by the Company on promotion. The term of the amendment, but not the underlying master License, has expired and no amount was spent by the Company in furtherance of that amendment during its term.

The Company began realizing revenues from its licensing activities in June of 1999, and such revenues amounted to $90,900 through December 31, 1999 and $105,500 for the March 31, 2000 quarter. The Company anticipates sales revenue for the remaining fiscal period ending December 31, 2000 to grow at $5,830 per month. Although cash outflows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will equal cash expenses until sometime during this third quarter of 2000. The Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financings to meet its short term needs.

In October 1999, the Company entered into a second ten-year agreement with the Master Licensee related to licensing three specific theme-oriented Internet casino websites. Under this agreement, once all three sites are ready for operation, the Company is to receive a $100,000 upfront fee. It will then receive 40% of the first $100,000 of monthly net gaming revenue derived from the sites and 30% of monthly net gaming revenue in excess of $100,000. In January 2000, the Company received $67,000 of the upfront fee. The balance of $33,000 is due once the third casino website is delivered. The Company's disclosure of the terms of the Master License may impact the Company's ongoing relationships with future licensees who now have full access to the information. Disclosure of such terms may also negatively affect the Company's ability to negotiate more favorable licenses with other licensees since they will be able to refer to the terms of the Master License.

In March 2000, the Company launched a free gaming website where people can play the game Keno for free prizes. In the month of March, 2000 the site received approximately 4,000,000 "hits". This site is structured to generate banner-advertising revenue for the Company. Given the recent launch of this site, no revenues have yet been recorded and management has not determined whether the current traffic is indicative of future traffic or potential traffic growth and whether future revenues to the Company from this or similar free sites will be significant.

As of March 31, 2000, current monthly cash flows from licensing royalties are approximately $45,000 per month. Currently, average monthly operating cash needs are approximately $70,000. Although cash flows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will equal cash expenses until sometime during the third quarter of 2000. However, the high level of non-cash expenses incurred by the Company during 1999 and 1998 in exchange for stock issued is expected to be reduced in 2000 and future periods as the Company matures.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2000 are approximately $25,000, of which $2,300 had been spent as of March 31, 2000.

During 1999, the Company raised $915,300 of net cash proceeds (including funding of subscription receivables) from exempt offerings or the private placements of Common Stock. Another $78,200 of cash was raised in connection with a convertible loan agreement. The loan obligation remains outstanding, although the Company tendered the specified Common Stock. (See Legal Proceedings). Financing was also provided in 1999 in the form of advances from Diversified, a related party. The $98,700 in advances outstanding at December 31, 1999 represent various expenses paid by Diversified on the Company's behalf, prior to the Company establishing its own bank account. Though the advances bear no interest, during 1999, the Company paid Diversified $6,700 of management fees for handling its cash receipts and disbursements. Diversified has stipulated no terms for repayments of the advances. Because the liability is due to a related party, management believes it can negotiate repayment terms that are flexible and favorable to the Company's financial circumstances. At March 31, 2000 the balance of the advances was $102,057.

In January 2000 the Company commenced negotiations to raise an additional $200,000 of equity financing, which was completed by the end of April 2000. This financing raised an aggregate of $200,000 in cash in exchange for 1,000,000 shares of Common Stock of the Company, to be issued to approximately 6 investors. During the remainder of 2000, the Company hopes to raise another $1.5 million in private equity financing principally to fund its software development projects. Management is pursuing numerous potential financing sources for the $1.5 million, including existing equity holders and new sources, but no commitments have been received. Management believes that the Company's success in raising this additional financing will depend on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management also believes that stockholders will continue to support the financing efforts of the Company as long as it continues to demonstrate that it can fulfill that business strategy. Although cash operating expenses have stabilized at approximately $70,000 per month, management estimates that monthly cash from licensing royalties and other revenues will not be sufficient to cover these expenses until sometime during the third quarter of 2000. Subsequent to that time, management believes that cash from operations, coupled with the $1.5 million of private equity financing discussed above will allow the Company to generate sufficient cash to support its operations for the next twelve months. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

         On February 15, 2000 West Peak Ventures of Canada, Inc. ("West Peak") filed a claim against the Company in the Supreme Court of British Columbia, Canada claiming breach of a loan agreement by the Company. West Peak has asked for a judgment in the amount of $78,196.20, plus interest, costs and such other relief as the court may deem necessary. As of May 2000, the Company does not believe that it has been properly served in this matter and has made no formal response.

ITEM 2.        CHANGES IN SECURITIES

         In the first quarter of 2000 the Company agreed to issue 500,000 shares and in April 2000 the Company agreed to issue an additional 500,000 shares of its common stock to approximately 6 non-U.S. resident investors for an aggregate of $200,000 in cash. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Rule 506 under Regulation D and in any event under Section 4(2) as a private transaction, not involving a public offering.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending December 31, 2000. The Company does plan to submit for a vote of it stockholders at its Annual Meeting, currently scheduled to be held on June 5, 2000, the following matters: (1) stockholders ratification of past actions of the Board of Directors changing the name of the Company to "Softnet Industries, Inc." and subsequently to "I crystal, Inc."; (2) stockholders approval of an amendment of the Company's Certificate of Incorporation to change the Company's name to "iCrystal, Inc."; (3) stockholder approval of Amended and Restated Bylaws for the Company; (4) the election Larry J. Hrabi, Derek Bodnarchuk and H. Rex Hollett as directors of the Company; and (5) stockholder approval of the Company's 2000 Incentive Plan which would allow the Company to issue options and stock based awards entitling the holders to exercise the awards to acquire up to 3,000,000 shares of the Company's common stock, par value $.01 per share.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits:

         27.1     Financial Data Schedule.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8K during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 22, 2000


                             I CRYSTAL, INC.
                             (REGISTRANT)


                             By:   /S/ LARRY HRABI
                             ----------------------------------------------
                             LARRY HRABI
                             CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER


                             By:   /S/ GERALD P. SLAMKO
                             ----------------------------------------------
                             GERALD P. SLAMKO
                             CHIEF FINANCIAL OFFICER