Form 10QSB
period 2000-06-30
I CRYSTAL INC
filed 2000-08-18
CIK 1103384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


         (MARK ONE)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 --

 __      Exchange Act of 1934

         For the period ended:  JUNE 30, 2000

                                       OR

 __      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                        Commission File Number: 000-29417


                                 iCRYSTAL, INC.
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

              YES  X                                       NO
                  ---                                         ---

         At August 7, 2000, the Company had outstanding 15,682,800 shares of common stock, $.01 par value per share (the "Common Stock").

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         The June 30, 2000 condensed consolidated financial statements included in this filing on Form 10-QSB have been reviewed by Moss Adams LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Moss Adams LLP commenting upon their review accompanies the condensed financial statements is included in Item 1 of Part I.

                                                  [LETTERHEAD OF MOSS-ADAMS LLP]
--------------------------------------------------------------------------------



                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders iCrystal, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of iCrystal, Inc. and Subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of iCrystal Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of iCrystal, Inc. and Subsidiary as of December 31, 1999, and the consolidated related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2000, which included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ MOSS ADAMS LLP
Bellingham, Washington
August 7, 2000

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------


                                   ASSETS
                                                                  June 30,        December 31,
                                                                    2000             1999
                                                                 ---------         ---------
CURRENT ASSETS
   Cash                                                         $     8,200      $    23,800
   Accounts receivable - Master Licensee                             78,800           75,700
   Prepaid expenses                                                    --                900
                                                                -----------      -----------
      Total current assets                                           87,000          100,400
PROPERTY AND EQUIPMENT, net                                          45,300           17,900
                                                                -----------      -----------
TOTAL ASSETS                                                    $   132,300      $   118,300
                                                                ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $   132,400      $    72,100
   Advances from related party                                      102,100           98,700
   Current portion of deferred revenue - Master Licensee             13,400             --
   Convertible debt                                                  78,200           78,200
                                                                -----------      -----------
      Total current liabilities                                     326,100          249,000
                                                                -----------      -----------
LONG-TERM LIABILITIES
   Deferred revenue - Master Licensee                               139,300           67,000
   Advances from stockholders                                        19,000           19,000
                                                                -----------      -----------
      Total liabilities                                             484,400          335,000
                                                                -----------      -----------
STOCKHOLDERS' DEFICIT
   Common stock, $0.01 par value, 30,000,000
    shares authorized; 15,682,800, and 14,682,800
    shares issued and outstanding                                   156,900          146,900
   Additional paid-in capital                                     5,843,800        5,471,300
   Deferred compensation                                            (29,400)         (59,300)
   Accumulated deficit                                           (6,323,400)      (5,775,600)
                                                                -----------      -----------
      Total stockholders' deficit                                  (352,100)        (216,700)
                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                      $   132,300      $   118,300
                                                                ===========      ===========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------

                                          Quarter          Quarter         Six Months       Six Months
                                           Ended            Ended           Ended            Ended
                                         June 30,         June 30,         June 30,        June 30,
                                           2000             1999            2000             1999
                                       ------------      ------------      ------------      ------------
REVENUE
   Software royalties                  $     54,200      $       --        $    159,700      $       --
                                       ------------      ------------      ------------      ------------
OPERATING EXPENSES
   General and administrative               315,900         1,813,400           524,900         4,258,300
   Research and development                 100,100           198,100           161,700           206,100
   Sales and marketing                       13,100            34,400            20,600            36,700
                                       ------------      ------------      ------------      ------------
      Total operating expenses              429,100         2,045,900           707,200         4,501,100
                                       ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                       (374,900)       (2,045,900)         (547,500)       (4,501,100)
OTHER EXPENSE
   Interest                                     100               200               300               300
                                       ------------      ------------      ------------      ------------
      Total other expense                       100               200               300               300
                                       ------------      ------------      ------------      ------------
NET LOSS BEFORE PROVISION                  (375,000)       (2,046,100)         (547,800)       (4,501,400)
FOR INCOME TAXES

PROVISION FOR INCOME TAXES                     --                --                --                --
                                       ------------      ------------      ------------      ------------
NET LOSS                               $   (375,000)     $ (2,406,100)     $   (547,800)     $ (4,501,400)
                                       ============      ============      ============      ============
EARNINGS (LOSS) PER SHARE
   Basic and diluted                   $      (0.02)     $      (0.23)     $      (0.04)     $      (0.49)
                                       ============      ============      ============      ============
   Weighted average common shares
    outstanding (basic and diluted)      15,583,900        10,558,100        15,136,100         9,175,600
                                       ============      ============      ============      ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------

                         Increase (Decrease) in Cash


                                                                 June 30,         June 30,
                                                                  2000             1999
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (547,800)     $(4,501,400)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
   Amortization of deferred compensation                            29,900           30,000
   Depreciation                                                      2,100              400
   Noncash expenses incurred in exchange for stock                 182,500        3,743,100
CHANGES IN OPERATING ASSETS AND LIABILITIES
   Accounts receivable                                              (3,100)            (800)
   Prepaid expenses                                                    900             (900)
   Accounts receivable - lawyer trust account                         --           (121,000)
   Accounts payable                                                 60,300             --
   Deferred revenue                                                 85,700             --
                                                               -----------      -----------
      Net cash from operating activities                          (189,500)        (850,600)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (29,500)          (4,900)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock issuances                                   200,000          800,300
   Advances from (to) related parties, net                           3,400           (8,800)
   Advances from stockholders                                         --             19,000
   Collection of stock subscription receivables                       --             45,000
                                                               -----------      -----------
      Net cash from financing activities                           203,400          855,500
                                                               -----------      -----------
NET CHANGE IN CASH                                                 (15,600)            --
CASH, beginning of period                                           23,800             --
                                                               -----------      -----------
CASH, end of period                                            $     8,200      $      --
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                               $       300      $       300
                                                               ===========      ===========
   Income taxes paid                                           $      --        $      --
                                                               ===========      ===========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND CESSATION OF DEVELOPMENT STAGE OPERATIONS

     ORGANIZATION

     iCrystal, Inc. (the Company or iCrystal) was incorporated October 5, 1994 in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc.; and, in June 1999, to avoid a conflict with another company with a similar name, the name was changed again to I crystal, Inc. In June 2000, the name was changed again to iCrystal, Inc. The board believes the most recent name change better reflects the Company's business, given the popular usage of the letter "i" to characterize Internet related businesses.

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

     Concurrent with the acquisition of the software rights, the Company issued two million shares to certain owners of Diversified. The shares were issued in exchange for stock subscriptions receivable and for future services to be provided in their capacity as corporate officers of iCrystal. Another
     2.5 million shares were issued to certain individuals in exchange for stock subscriptions receivable and for services provided in connection with facilitating the transfer of the software from Diversified to the Company.

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

     On August 17, 1999, I crystal Software Inc. (I crystal Software) was incorporated in the province of British Columbia, Canada. Upon incorporation, all founding shares were issued to the officers of iCrystal. Effective December 13, 1999, the officers contributed all shares to the Company, at which time I crystal Software became a wholly-owned subsidiary of iCrystal. I crystal Software has subsequently carried out essentially all of the Company's software development activity.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND CESSATION OF DEVELOPMENT STAGE OPERATIONS (Continued)

     The Company has incurred net losses since inception, and, at June 30, 2000, it had a working capital deficiency of $239,100 and a stockholders' deficit of $352,100. The Company has not yet generated revenues sufficient to fund its operations. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent on its capacity to obtain additional financing and execute its business plan.

     Although cash flows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will be adequate to fund its cash expenses until the third or fourth quarter of 2000. The high level of non-cash expenses incurred during 1999 in exchange for stock is not expected to be repeated in 2000 and future periods. Management also believes that it may be able to negotiate favorable terms of repayment for the $102,100 of advances from Diversified, a related party (Note 5).

     During the six months ended June 30, 2000, the Company raised $200,000 in private placements of common stock. During the remainder of 2000, the Company plans to raise another $1.5 million in private equity financing. Proceeds will be used to fund its software development projects. Success in raising this additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management believes these plans will allow the Company to generate sufficient cash to support its operations through June 30, 2001.


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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of iCrystal, Inc. and Subsidiary include the accounts of its wholly-owned subsidiary, I crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 3 - CONVERTIBLE DEBT

     In August 1999, the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan, the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan is due in full on November 30, 1999, unless converted into 200,000 common shares of iCrystal, which the Company agrees to register for resale at the request of West Peak.

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


NOTE 4 - CAPITAL STOCK AND STOCK-BASED COMPENSATION

     The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,682,800 shares are issued (or committed to be issued) and outstanding at June 30, 2000. During the first six months of 2000, the Company committed to be issued 1,000,000 shares for $200,000 of cash proceeds and consulting services.


NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company is affiliated with the following entities:

     DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)

     The Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. As described in Note 1, in December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and, as of August 7, 2000, it was in the process of winding down its affairs.

     Prior to the Company establishing its own bank account, all cash transactions were deposited in and disbursed from Diversified's bank account. Diversified has also paid various expenses on the Company's behalf. The net effect of these circumstances has resulted in the Company owing Diversified $102,100 at June 30, 2000. Diversified has stipulated no terms of repayment.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

     Through June 30, 2000, the Company has received $156,000 of upfront fees from the Master Licensee for development of specified software packages. Recognition of the fees received is deferred until such time as the software packages have been fully developed. Once development is complete, the fees are recognized over a five-year term, the estimated period over which the Company expects to provide ongoing maintenance, support and upgrades.

     SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)

     The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the six months ended June 30, 2000 and 1999, the Company paid $20,200 and $11,100, respectively, to Slamko Visser for consulting and accounting fees and related costs.

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




                                                                 Software Development
                                               -----------------------------------------------------------
                                                Quarter         Quarter       Six Months        Six Months
                                                 Ended           Ended          Ended             Ended
                                                June 30,        June 30,       June 30,          June 30,
                                                  2000            1999           2000             1999
                                               -----------     -----------    -----------     ------------
External revenues                              $   54,200      $     -        $  159,700      $     -
Intersegment revenues                                -               -              -               -
Segment income (loss) before tax                  (63,800)        (234,900)      (30,600)        (246,400)
Segment assets                                    119,100            4,500       119,100            4,500

Total income (loss) before tax
    for reportable segments                    $  (63,800)     $  (234,900)   $  (30,600)     $  (246,400)
Corporate headquarters expense                   (311,200)      (1,811,200)     (517,200)      (4,255,000)
                                               -----------     -----------    -----------     ------------
Consolidated total                             $ (375,000)     $(2,046,100)   $ (547,800)     $(4,501,400)
                                               ===========     ===========    ===========     ============


NOTE 7 - SUBSEQUENT EVENTS

     2000 INCENTIVE PLAN

     Subject to stockholder approval, effective April 4, 2000, the Company adopted the 2000 Incentive Plan (the "Plan"). Under the Plan the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentive and nonqualified stock options stock, purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years, and 3 million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted. Subsequent to June 30, 2000, the Board of Directors plans to grant 1,350,000 stock options to employees, directors, and consultants, all of which have a one-year vesting period and an exercise price of $0.20.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

QUARTERS ENDED JUNE 30, 2000 AND 1999

Revenues - Revenues for the quarters ending June 30, 2000 and June 30, 1999 were $54,200 and $0, respectively. The increase of $54,200 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from its license agreement (the "Master License") with DCI, Inc. (the "Master Licensee") and continued marketing strategies for revenue growth. During the 2000 quarter the Company's Master Licensee had a large portion of time where the websites were being revised which resulted in lower than expected revenues.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $429,100 and $2,045,900 for the quarters ended June 30, 2000 and 1999, respectively. The decrease of $1,616,800 was largely attributable to the Company recognizing $1,485,300 of non-cash services received during the second quarter of 1999 in exchange for issuance of stock. Similar non-cash services received in exchange for stock during the second quarter of 2000 were $79,600. The balance of the decrease relates primarily to the avoidance of various costs incurred in 1999 in connection with development stage operations.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $100,100 and $198,000 for the quarters ended June 30, 2000 and 1999, respectively. The $97,900 decrease reflects the avoidance of various costs incurred during 1999 when the Company was in the development stage. The Company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $315,900 and $1,813,400 for the quarters ended June 30, 2000 and 1999, respectively. The decrease of $1,497,500 consists mainly of the Company recognizing $1,485,300 of non-cash consulting services received during the second quarter of 1999 in exchange for issuance of stock. Non-cash services received in exchange for stock during the second quarter of 2000 were $79,600. Other decreases relate to the avoidance of certain costs incurred in connection with development stage operations during the first part of 1999.

Net Loss - The Company incurred a net loss of $(375,000) and $(2,046,100) for the quarters ended June 30, 2000 and 1999, respectively. The June 30, 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software. The June 30, 2000 operating loss resulted because the research and development, administrative costs, and sales and marketing costs of $429,100 exceeded the $54,200 in licensing royalties and up-front fees recorded during that period.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues - Revenues for the six months ending June 30, 2000 and June 30, 1999 were $159,700 and $0, respectively. The increase of $159,700 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from the Master License with the Master Licensee and continued marketing strategies for revenue growth.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $707,200 and $4,501,100 for the six months ended June 30, 2000 and 1999, respectively. The decrease of $3,793,900 was largely attributable to the Company recognizing $3,773,100 of non-cash services received during the first six months of 1999 in exchange for issuance of stock. Similar non-cash services received in exchange for stock during the first six months of 2000 were $212,400. The balance of the decrease relates primarily to the avoidance of various costs incurred in 1999 in connection with development stage operations.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $161,700 and $206,100 for the six months ended June 30, 2000 and 1999, respectively. The $44,400 decrease reflects the avoidance of various costs incurred during 1999 when the Company was in the development stage. The Company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $524,900 and $4,258,200 for the six months ended June 30, 2000 and 1999, respectively. The $4,258,200 reflects the Company recognizing $3,773,100 of non-cash investor relation and consulting services received during the first six months of 1999 in exchange for issuance of stock. Non-cash services received in exchange for stock during the first six months of 2000 were $212,400. Other decreases relate to the avoidance of certain costs incurred in connection with development stage operations during the first part of 1999.

Net Loss - The Company incurred a net loss of $(547,800) and $(4,501,400) for the six months ended June 30, 2000 and 1999, respectively. The June 30, 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software. The June 30, 2000 operating loss resulted because the research and development, administrative costs, and sales and marketing costs of $707,200 exceeded the $159,700 in licensing royalties and up-front fees recorded during that period.

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

LIQUIDITY AND CAPITAL RESOURCES

         Effective April 8, 1999, the Company entered into the Master License with the Master Licensee for use of the Company's technology. Under the terms of the Master License, the Company is obligated to provide a minimum of six new theme-oriented software packages and websites per year, along with updates and technical support, and development of specified electronic payment and accounting technology. During the first year of the Master License the Company provided the six packages required, however, the Master Licensee has requested special upgrades to the graphics and the games in two of the packages. The special modifications were completed by June 30, 2000. The Company is also obligated to provide a monthly advertising rebate equal to the lesser of 10% of monthly net gaming revenue derived from the Master Licensee's use of its software or the amount expended by the Master Licensee on advertising. The Company, in return, is to receive 40% of monthly net gaming revenue derived from use of the software by the Master Licensee and 50% of upfront fees charged by the Master Licensee to any sub-licensee. In the event the Company produces certain of its games on CD-ROM and enters into a reseller agreement with the Master Licensee, the Company will receive 10% of gross revenue derived from the Master Licensee's sales of the software. The Master Licensee is also obligated to spend $10,000 per month on advertising for each software package and website licensed from the Company. Under terms of an amendment to the Master License dated May 1, 1999, the Company had the option to spend up to a specified amount on promotion of the Master Licensee's website in exchange for an additional 10% share of net gaming revenue, not to exceed the total amount spent by the Company on promotion. The term of the amendment, but not the underlying master License, has expired and no amount was spent by the Company in furtherance of that amendment during its term.

         The Company began realizing revenues from its licensing activities in July of 1999, and such revenues amounted to $90,900 through December 31, 1999, $54,200 for the June 30, 2000 quarter and $159,700 for the six months ended June 30, 2000. The Company anticipates sales revenue for the remaining fiscal period ending December 31, 2000 to grow at $5,830 per month. Although cash outflows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will equal cash expenses until sometime during the fourth quarter of 2000. The Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financings to meet its short term needs.

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

         In March 2000, the Company launched a free gaming website where people can play the game Keno for free prizes. This site is structured to generate banner-advertising revenue for the Company. Given the recent launch of this site, no significant revenues have yet been recorded and management has not determined whether the current traffic is indicative of future traffic or potential traffic growth and whether future revenues to the Company from this or similar free sites will be significant.

         In April 2000, the Company entered into a third ten-year agreement with the Master Licensee related to licensing four specific theme-oriented Internet casino websites. Under this agreement the Company is to receive $80,000 per casino staged over 3 payments. It will then receive 20% of the monthly net gaming revenue derived from the sites. In April 2000, the Company received $22,000 as a deposit on this software.

         Although cash flows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will equal cash expenses until sometime during the fourth quarter of 2000. However, the high level of non-cash expenses incurred by the Company during 1999 in exchange for stock issued is expected to be reduced in 2000 and future periods as the Company matures.

         The Company's budgeted capital expenditures for the fiscal year ending December 31, 2000 are approximately $50,000, of which $29,500 had been spent as of June 30, 2000.

         During 1999, the Company raised $915,300 of net cash proceeds (including funding of subscription receivables) from exempt offerings or the private placements of Common Stock. Another $78,200 of cash was raised in connection with a convertible loan agreement. The loan obligation remains outstanding, although the Company tendered the specified Common Stock. (See Legal Proceedings). Financing was also provided in 1999 in the form of advances from Diversified, a related party. The $102,100 in advances outstanding at June 30, 2000 represent various expenses paid by Diversified on the Company's behalf, prior to the Company establishing its own bank account. Though the advances bear no interest, during 1999, the Company paid Diversified $6,700 of management fees for handling its cash receipts and disbursements. Diversified has stipulated no terms for repayments of the advances. Because the liability is due to a related party, management believes it can negotiate repayment terms that are flexible and favorable to the Company's financial circumstances.

         In January 2000 the Company commenced negotiations to raise an additional $200,000 of equity financing, which was completed by the end of April 2000. This financing raised an aggregate of $200,000 in cash in exchange for 1,000,000 shares of Common Stock of the Company, issued to approximately 6 investors. During the remainder of 2000, the Company hopes to raise another $1.5 million in private equity financing principally to fund its software development projects. Management is pursuing numerous potential financing sources for the $1.5 million, including existing equity holders and new sources, but no commitments have been received. Management believes that the Company's success in raising this additional financing will depend on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management also believes that stockholders will continue to support the financing efforts of the Company as long as it continues to demonstrate that it can fulfill that business strategy. Although cash operating expenses have stabilized at approximately $80,000 per month, management estimates that monthly cash from licensing royalties and other revenues will not be sufficient to cover these expenses until sometime during the fourth quarter of 2000. Subsequent to that time, management believes that cash from operations, coupled with the $1.5 million of private equity financing discussed above will allow the Company to generate sufficient cash to support its operations for the next twelve months. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

IMPACT OF INFLATION

         The Company believes that inflation has not had a material effect on its past business.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On February 15, 2000 West Peak Ventures of Canada, Inc. ("West Peak") filed a claim against the Company in the Supreme Court of British Columbia, Canada (the "Court") claiming breach of a loan agreement (the "Loan") by the Company. West Peak had asked for a judgment in the amount of $78,196.20, plus interest, costs and such other relief as the court may deem necessary. On March 1, 2000 the Company filed an appearance in the Court. On March 9, 2000 the Company filed its Statement of Defense and on March 14, 2000 filed an Amended Statement of Defense on March 14, 2000 generally denying the claims made by West Peak. The proceeding has been scheduled for a hearing on August 24, 2000, at which time a trial date will likely be set.

ITEM 2.  CHANGES IN SECURITIES

         In the first quarter of 2000 the Company agreed to issue 500,000 shares and in April 2000 the Company agreed to issue an additional 500,000 shares of its common stock to approximately 6 non-U.S. resident investors for an aggregate of $200,000 in cash. All 1,000,000 shares were issued on July 6, 2000. To the extent U.S. securities laws were applicable to the issuances, the issuances were made in reliance of Rule 506 under Regulation D and in any event under Section 4(2) as private transactions, not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 15, 2000, the Company submitted for a vote of it stockholders at its Annual Meeting the following matters: (1) stockholders ratification of past actions of the Board of Directors changing the name of the Company to "Softnet Industries, Inc." and subsequently to "I crystal, Inc." (the "Ratification Vote"); (2) stockholders approval of an amendment of the Company's Certificate of Incorporation to change the Company's name to "iCrystal, Inc." (the "Name Change"); (3) stockholder approval of Amended and Restated Bylaws for the Company (the "Amended Bylaws"); (4) the election of Larry J. Hrabi, Derek Bodnarchuk and H. Rex Hollett as directors of the Company; and (5) stockholder approval of the Company's 2000 Incentive Plan which would allow the Company to issue options and stock based awards entitling the holders to exercise the awards to acquire up to 3,000,000 shares of the Company's common stock, par value $.01 per share (the "Incentive Plan").

         The Ratification Vote was approved by the vote of 9,250,826 shares of the Company with 0 shares voting against, 0 shares abstaining and 0 broker non-votes.

         The Name Change was approved by the vote of 9,250,826 shares of the Company with 0 shares voting against, 0 shares abstaining and 0 broker non-votes.

         The Amended Bylaws were approved by the vote of 9,250,826 shares of the Company with 0 shares voting against, 0 shares abstaining and 0 broker non-votes.

         All nominated directors were unopposed and elected at the Annual Meeting, with Mr. Larry Hrabi receiving 9,250,826 votes in favor, with 0 shares voting against and 0 shares abstaining, while authority was withheld on 0 shares, Mr. Derek Bodnarchuk receiving 9,250,826 votes in favor, with 0 shares voting against and 0 shares abstaining, while authority was withheld on 0 shares, and with Mr. H. Rex Hollett receiving 9,250,826 votes in favor, with 0 shares voting against and 0 shares abstaining, while authority was withheld on 0 shares. The Incentive Plan was approved by the vote of 9,250,826 shares of the Company with 0 shares voting against, 0 shares abstaining and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION

         On June 15, 2000 the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation changing the name of the Company to "iCrystal, Inc." and subsequently, June 29, 2000, the Company filed its Certificate of Amendment to the Certificate of Incorporation of I crystal, Inc. submitted herewith as Exhibit 3.1. The Company also adopted Amended and Restated Bylaws as of June 15, 2000 submitted herewith as Exhibit 3.2.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits:

                  3.1 Amendment to the Certificate of Incorporation of I crystal, Inc. filed June 29, 2000.
                  3.2 Amended and Restated Bylaws of iCrystal, Inc. adopted June 15, 2000.
                  10.1 Agreement dated April 25, 2000 by and among the Company, the Master Licensee, Stefan Schoenung and Kurt Neuer.
                  27.1     Financial Data Schedule.

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8K during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 18, 2000


                             iCRYSTAL, INC.
                             (REGISTRANT)


                             By:            /s/ LARRY HRABI
                                            -----------------------------------
                                            LARRY HRABI
                                            CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER


                             By:            /s/ GERALD P. SLAMKO
                                            -----------------------------------
                                            GERALD P. SLAMKO
                                            CHIEF FINANCIAL OFFICER