Form 10QSB
period 2000-10-30
I CRYSTAL INC
filed 2000-11-21
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                         COMMISSION FILE NUMBER: 0-29417


                                 ICRYSTAL, INC.
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                  62-1581902
----------------------              -----------------------------------
(STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          3237 KING GEORGE HWY., STE. 101-B
                    SURREY, BRITISH COLUMBIA, V5P 1B7 CANADA
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (604)542-5021
              --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X__ NO ____

THERE ARE  xx  SHARES OF COMMON STOCK  OUTSTANDING  AS OF OCTOBER  31,
2000.

                          ICRYSTAL, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                            PAGE

PART I    FINANCIAL INFORMATION


          INDEPENDENT ACCOUNTANT'S REPORT.....................................1


  ITEM 1  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet................................2

          Condensed Consolidated Statement of Operations......................3

          Condensed Consolidated Statement of Cash Flows......................4

          Notes to Condensed Consolidated Financial Statements..............5-10


  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................11-16

SIGNATURES....................................................................17


PART II   OTHER INFORMATION

  ITEM 6  EXHIBITS ..........................................................E-1

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders iCrystal, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of iCrystal, Inc. and Subsidiary (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three and nine months then ended. These financial statements are the responsibility of iCrystal, Inc.'s management.

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



/s/Moss Adams LLP

Bellingham, Washington
November 10, 2000


                          ICRYSTAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                     ASSETS


                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                   -------------     ------------
CURRENT ASSETS
Cash                                                                                $    18,200       $    23,800
Accounts receivable - Master Licensee                                                   104,500            75,700
Prepaid expenses                                                                              -               900
                                                                                    -----------       -----------
        Total current assets                                                            122,700           100,400

PROPERTY AND EQUIPMENT, net                                                              49,600            17,900
                                                                                    -----------       -----------
TOTAL ASSETS                                                                        $   172,300       $   118,300
                                                                                    ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
Accounts payable and accrued liabilities                                            $   150,300       $    72,100
Advances from related party                                                                   -            98,700
Current portion of deferred revenue - Master Licensee                                    13,400                 -
Convertible debt                                                                         78,200            78,200
                                                                                    -----------       -----------
        Total current liabilities                                                       241,900           249,000

LONG-TERM LIABILITIES

Deferred revenue - Master Licensee                                                      143,900            67,000
Advances from stockholders                                                                4,400            19,000
                                                                                    -----------       -----------
        Total liabilities                                                               390,200           335,000
                                                                                    -----------       -----------

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 30,000,000
  shares authorized; 15,682,800, and 14,682,800
  shares issued and outstanding                                                         156,900           146,900
Additional paid-in capital                                                            5,973,600         5,471,300
Deferred compensation                                                                   (19,800)          (59,300)
Accumulated deficit                                                                  (6,328,600)       (5,775,600)
                                                                                    -----------       -----------
        Total stockholders' deficit                                                    (217,900)         (216,700)
                                                                                    -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $   172,300       $   118,300
                                                                                    ===========       ===========


See Accompanying notes to these consolidated financial statements.


                         ICRYSTAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                 Three Months    Three Months     Nine Months      Nine Months
                                                    Ended           Ended            Ended            Ended
                                                September 30,    September 30,   September 30,    September 30,
                                                    2000             1999            2000             1999
                                                -------------    -------------   -------------    -------------

REVENUE
Software royalties                              $     374,800    $      21,100   $     534,500    $      21,100
                                                -------------    -------------   -------------    -------------

OPERATING EXPENSES
General and administrative                            142,100           94,300         670,100        4,352,600
Research and development                              100,800          380,000         261,100          586,000
Sales and marketing                                    12,100           46,200          31,300           82,900
Stock-based compensation -
   stock options                                      117,800                -         117,800                -
                                                -------------    -------------   -------------    -------------
        Total operating expenses                      372,800          520,500       1,080,300        5,021,500
                                                -------------    -------------   -------------    -------------

INCOME (LOSS) FROM OPERATIONS                           2,000         (499,400)       (545,800)      (5,000,400)

OTHER EXPENSE
Interest and finance costs                              7,200           12,800           7,200           13,200
                                                -------------    -------------   -------------    -------------

NET LOSS BEFORE
PROVISION FOR INCOME TAXES                             (5,200)        (512,200)       (553,000)      (5,013,600)

PROVISION FOR INCOME TAXES                                  -                -               -                -
                                                -------------    -------------   -------------    -------------

NET LOSS                                        $      (5,200)   $    (512,200)  $    (553,000)   $  (5,013,600)
                                                =============    =============   =============    =============

EARNINGS (LOSS) PER SHARE
Basic and diluted                               $           -    $       (0.05)        $ (0.04)   $       (0.51)
                                                =============    =============   =============    =============
Weighted average common shares
   outstanding (basic and diluted)                 15,682,800       11,356,600      15,319,700        9,871,400
                                                =============    =============   =============    =============



See Accompanying notes to these consolidated financial statements.


                         ICRYSTAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                September 30,   September 30,
                                                                                    2000            1999
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (553,000)     $ (5,013,600)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
Amortization of deferred compensation                                                39,500            72,300
Depreciation                                                                          6,100             2,100
Stock-based compensation - stock options                                            117,800                 -
Stock-based compensation - common stock                                             194,500         4,022,300
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                                                 (95,800)          (21,900)
Prepaid expenses                                                                        900                 -
Accounts payable and accrued liabilities                                             78,200            28,000
Deferred revenue                                                                     90,300             7,000
                                                                                 ----------      ------------
Net cash from operating activities                                                 (121,500)         (903,800)
                                                                                 ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                 (37,800)          (16,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances                                                       200,000           800,400
Repayment of advances from related party, net                                       (46,300)           (3,700)
Proceeds from issuance of convertible debt                                                -            78,900
Collection of stock subscriptions receivable                                              -            45,000
                                                                                 ----------      ------------
Net cash from financing activities                                                  153,700           920,600
                                                                                 ----------      ------------

NET CHANGE IN CASH                                                                   (5,600)                -

CASH, beginning of period                                                            23,800                 -
                                                                                 ----------      ------------
CASH, end of period                                                              $   18,200      $          -
                                                                                 ==========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $      300      $      1,200
                                                                                 ==========      ============
Income taxes paid                                                                $        -      $          -
                                                                                 ==========      ============
NON-CASH TRANSACTIONS
Stock issued for future services                                                 $        -      $     63,700
                                                                                 ==========      ============
Assignment of accounts receivable for settlement of advances
     from related party and stockholders                                         $   67,000      $          -
                                                                                 ==========      ============
Liabilities assumed by stockholder                                               $   12,000      $          -
                                                                                 ==========      ============


See Accompanying notes to these consolidated financial statements.

                          ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

        On December 1, 1998, the Company entered into a memorandum of agreement with Diversified Cosmetics International, Inc. (Diversified), a related party (Note 7), to license the rights to certain internet-based gaming software that was in the process of being developed by Diversified. Under terms of the agreement, Diversified had the option to require the Company to purchase the rights, including all source code and technical specifications, graphics, domain names and trademarks, in exchange for
        2.5 million shares of common stock. Diversified exercised its option on December 10, 1998. Consideration also included a $65,000 note payable given for the additional amount of development undertaken by Diversified subsequent to entering into the agreement. The note was paid in full during 1999.

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

        In September 1999, the Company established offices in Surrey, British Columbia, where it engages in developing and licensing software related to the internet gaming industry. Products include various theme-oriented blackjack and poker games, slot machines, and bingo games. The Company does not conduct any gaming activities itself but has entered into a nonexclusive master license agreement with DCI, Inc. (Master Licensee), a related party (Note 7), for use of the Company's gaming technology. In the third quarter of 1999, the Company began realizing revenues from this agreement and development stage operations ceased.

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

                         ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND CESSATION OF DEVELOPMENT STAGE OPERATIONS (Continued)

        The Company has incurred net losses since inception, and, at September 30, 2000, it had a working capital deficiency of $119,200 and a stockholders' deficit of $217,900. The Company has not yet generated revenues sufficient to fund its operations. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent on its capacity to obtain additional financing and execute its business plan.

        Although cash flows from licensing revenues have been increasing as games and websites are developed and licensed, management does not anticipate that cash revenues will be adequate to fund its cash expenses until the fourth quarter of 2000. The high level of non-cash expenses incurred during 1999 in exchange for stock is not expected to be repeated in 2000 and future periods.

        During the nine months ended September 30, 2000, the Company raised $200,000 in private placements of common stock. During the fourth quarter of 2000 or the first quarter of 2001, the Company plans to raise another $2 million in private equity financing. Proceeds will be used to fund its software development projects. Success in raising this additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management believes these plans will allow the Company to generate sufficient cash to support its operations through September 30, 2001.


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

        These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and notes thereto included in Form 10SB as filed with the Securities and Exchange Commission on May 30, 2000.

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements of iCrystal, Inc. and Subsidiary include the accounts of its wholly-owned subsidiary, I crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

        REVENUE RECOGNITION
        The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, and SOP 98-9, MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS. Royalties based upon licensees' net gaming revenues are recognized as licensees' revenues are earned. In the event that licensees' revenue recognition criteria are not met, revenue is recognized when received. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period as elements are delivered.

                         ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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


NOTE 3 - RESTATEMENT OF 1999 INTERIM FINANCIAL INFORMATION

        During the current period, management determined that the net loss and loss per share for the three months ended September 30, 1999 were incorrectly reported in the Company's Form 10-SB filed on February 10, 2000. The misstatement was due to certain expenses incurred during the first six months of the year being reported in the third quarter. Results of operations and loss per share have been restated to report these expenses in the proper period. As a result of the restatement, net loss decreased by $1,169,900, from $(1,682,100) as previously reported to $(512,200). Loss per share decreased $0.10, from $(0.15) as previously reported to $(0.05).

        Certain balances in the statements of operations and cash flows for the nine months ended September 30, 1999 have been reclassified to conform with the 2000 presentation. The reclassifications had no effect on net loss or loss per share for this period.


NOTE 4 - CONVERTIBLE DEBT

        In August 1999, the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan, the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan was due in full on November 30, 1999, unless converted into 200,000 common shares of iCrystal, which the Company agrees to register for resale at the request of West Peak.

        On December 23, 1999 the Company issued 200,000 common shares to West Peak. West Peak did not accept the shares tendered based on its position that the shares were to be registered upon delivery. On February 15, 2000, after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. On September 7, 2000, the Court ordered the Company to pay West Peak the balance of the note plus interest and other costs for a total obligation of $85,100. As of November 10, 2000, the Company had not repaid the loan, or paid the interest and other costs.


NOTE 5 - CAPITAL STOCK

        The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,682,800 shares are issued and outstanding at September 30, 2000. During the first nine months of 2000, the Company issued 1,000,000 shares for $200,000 of cash proceeds and consulting services. Certain stockholders also assumed $12,000 of liabilities during the period, which was recorded as a capital contribution.

                         ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 6 - STOCK-BASED COMPENSATON

        On June 15, 2000, stockholders approved adoption of the 2000 Incentive Plan (the "Plan"). Under the Plan the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentive and nonqualified stock options stock, purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years, and three million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted.

        A summary of the status of the Plan at September 30, 2000 is as follows:

                                                                                  Weighted-
                                                                 Number            Average
                                                               of Options      Exercise Price
                                                               ----------      --------------
        Options outstanding at December 31, 1999
                Granted                                         1,350,000      $         0.20
                Exercised                                               -                   -
                Forfeited                                               -                   -
                                                               ----------      --------------
        Options outstanding at September 30, 2000               1,350,000      $         0.20
                                                               ==========      ==============
        Options exercisable at September 30, 2000               1,350,000      $         0.20
                                                               ==========      ==============




        A summary of stock options outstanding at September 30, 2000 is as follows:



                            Options Outstanding                                 Options Exercisable
     ----------------------------------------------------------------        ---------------------------
                                         Weighted-
                                          Average          Weighted-                           Weighted-
      Range of                            Remaining          Average                             Average
      Exercise           Number          Contractual         Exercise           Number          Exercise
       Prices         Outstanding           Life              Price          Exercisable          Price
     ----------       -----------        -----------       ----------        -----------       ---------
      $    0.20         1,350,000         0.75 years       $     0.20          1,350,000       $    0.20


        The Company applies the provision of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations to account for stock-based awards granted to employees and non-employee directors holding positions that are filled by stockholder election. Accordingly, costs for employee and non-employee director stock options is measured as the excess, if any, of the value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized at the date of grant for awards made to employees and non-employee directors under the Plan.

        The Company applies the provision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and related interpretations to account for stock-based awards granted to non-employees, other than non-employee directors. SFAS No. 123 requires that the costs for non-employee stock options be measured based on the fair value of the options granted at the date the services were performed. The Company uses the Black-Scholes option-pricing model to compute estimated fair value. Stock-based compensation expense recognized on the date of grant for options issued to non-employees during the three and nine months ended September 30, 2000 totaled $38,500, based on the following assumptions:

                         ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 6 - STOCK-BASED COMPENSATON (Continued)


        Risk-free interest rate                              6.0%
        Dividend yield rate                                  0.0%
        Price volatility                                   100.0%
        Weighted average expected life of options       .75 years

        The Plan includes a cashless exercise feature that allows holders to exercise their options without presenting cash or other consideration. When this feature is utilized, the Company withholds from shares that would otherwise be issued the number of shares having a fair market value equal to the option exercise price. Consequently, the number of shares issuable upon exercise varies with changes in the Company's stock price. Because the number of shares to be issued is not fixed, the Company re-measures the compensation cost of outstanding options at each balance sheet date. As a result of the re-measurement, during the three months ended September 30, 2000, the Company recognized an additional $52,500 of compensation expense for options granted to employees and non-employee directors, and another $26,800 of compensation expense for options granted to non-employees, other than non-employee directors.

        SFAS No. 123 requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options granted to employees and non-employee directors. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the assumptions presented above. Pro forma net loss and earnings (loss) per share amounts for the three and nine months ended September 30, 2000 are as follows. There are no similar pro forma results to report for the 1999 comparative periods.


                                                                           2000
                                                            ---------------------------------
                                                                Three               Nine
                                                                Months             Months
                                                            --------------     --------------
        Pro forma net loss                                   $    (33,200)        $ (581,000)
        Pro forma basic earnings (loss) per share            $       0.00            $ (0.04)
        Pro forma diluted earnings (loss) per share          $       0.00            $ (0.04)



NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company is affiliated with the following entities:

                  DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)
        The Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. As described in Note 1, in December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and, as of November 10, 2000, it was in the process of winding down its affairs.

        Prior to the Company establishing its own bank account, all cash transactions were deposited in and disbursed from Diversified's bank account. Diversified has also paid various expenses on the Company's behalf. As a result of these circumstances, as of June 30, 2000, the Company owed Diversified $102,100. During the three months ended September 30, 2000, the Company repaid $49,700 of this amount, and Diversified agreed to settle the remaining $52,400 obligation by accepting the assignment of a receivable from the Company's Master Licensee.

                          ICRYSTAL, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

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

        Through September 30, 2000, the Company has received $164,000 of upfront fees from the Master Licensee for development of specified software packages. Recognition of the fees received is deferred until such time as the software packages have been fully developed. Once development is complete, the fees are recognized over a five-year term, the estimated period over which the Company expects to provide ongoing maintenance, support and upgrades.

        SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
        The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the nine months ended September 30, 2000 and 1999, respectively, the Company incurred $31,200 and $11,100 of expense to Slamko Visser for consulting and accounting fees and related costs.

        ADVANCES FROM STOCKHOLDERS
        As of June 30, 2000, the Company owed certain stockholders $19,000 for advances made to the Company during 1999, when it was in its development stage. During the three months ended September 30, 2000, the stockholders agreed to settle $14,600 of the obligation by accepting the assignment of a receivable from the Company's Master Licensee.


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS


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



                                                      Internet Gaming
                                                    Software Development
                               -------------------------------------------------------------
                               Three Months    Three Months     Nine Months     Nine Months
                                  Ended           Ended           Ended           Ended
                               September 30,   September 30,   September 30,   September 30,
                                   2000            1999            2000            1999
                               -------------   -------------   -------------   -------------
External revenues                $ 374,800      $   21,100       $ 534,500      $    21,100
Intersegment revenues                    -               -               -                -
Segment loss before tax            250,600        (408,800)       (223,500)        (655,400)
Segment assets                     153,200          33,700         153,200           33,700

Total income (loss) before tax   $ 250,600      $ (408,800)      $ 223,500      $  (655,300)
    for reportable segments
Corporate headquarters expense    (255,800)       (103,400)       (776,500)      (4,358,300)
                                 ---------      ----------       ---------      -----------
        Consolidated total       $  (5,200)     $ (512,200)      $(553,000)     $(5,013,600)
                                 =========      ==========       =========      ===========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues - Revenues for the quarters ending September 30, 2000 and September 30, 1999 were $374,800 and $21,100, respectively. The increase of $353,700 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from its license agreement (the "Master License") with DCI, Inc. (the "Master Licensee") and continued marketing strategies for revenue growth. During the 2000 quarter the Company's Master Licensee had sites which were in full operation which resulted in stronger revenue than previous quarters.


Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $372,800 and $520,500 for the quarters ended September 30, 2000 and 1999, respectively. The decrease of $147,700 was largely attributable to the Company's reduced research and development expenditures during the third quarter of 2000 as compared to 1999. The 1999 expense was particularly high due to the Company's acquiring certain Internet-based software under development known as METROBINGO. The software was acquired in exchange for 1,450,000 shares of common stock valued at $0.19 per share for a total cost of $275,500. In the 2000 quarter the company formalized its stock option plan and as a result recorded $117,800 of stock-based compensation expense related to stock options awarded during the quarter. The amount recorded in the 1999 quarter was $0 since the plan was not in place during this quarter. .Exclusive of these items, operating expenses in total were comparable between periods.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $100,800 and $380,000 for the quarters ended September 30, 2000 and 1999, respectively. The $279,200 decrease reflects the Company's acquiring the METROBINGO software mentioned above. The company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $142,100 and $94,300 for the quarters ended September 30, 2000 and 1999, respectively. The increase of $47,800 consists mainly of the Company expanding its facilities and personnel in third quarter of 2000. Other factors affecting the difference relates to the Company having incurred more legal and professional costs in the third quarter of 2000 compared to the third quarter of 1999. The additional costs relate primarily to the Company's regulatory reporting requirements now that it is a fully reporting company.

Net Loss - The Company incurred a net loss of $(5,200) and $(512,200) for the quarters ended September 30, 2000 and 1999, respectively. The September 30, 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software. The September 30, 2000 loss resulted mainly because of the $117,800 expense associated with the stock-based compensation on the stock options. The options were for past services and vested immediately, requiring immediate recognition of the related expense.

During the third quarter of 2000 management determined that the net loss and the net loss per share for the three months ended September 30, 1999 were incorrectly reported in the Company 10SB filed on February 10, 2000. The misstatement was due to certain expenses incurred in the first six months of the year being reported in the third quarter. Results of operations and loss per share have been restated to report these expenses in the proper period. As a result of the restatement, net loss decreased by $1,169,900 from $(1,682,100) as previously reported to $(512,200). Loss per share decreased $0.10, from $(0.15) as previously reported to $(0.05).



NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues - Revenues for the nine months ending September 30, 2000 and September 30, 1999 were $534,500 and $21,100, respectively. The increase of $513,400 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from its license agreement (the "Master License") with DCI, Inc. (the "Master Licensee") and continued marketing strategies for revenue growth.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $1,080,300 and $5,021,500 for the nine months ended September 30, 2000 and 1999, respectively. The decrease of $3,941,200 was largely attributable to the Company recognizing $4,022,300 of non-cash services received during the first nine months of 1999 in exchange for issuance of stock. Similar non-cash services received in exchange for stock during the first nine months of 2000 were $194,500. As well, in 2000 the company formalized its stock option plan and as a result recorded $117,800 of stock-based compensation expense related to stock options awarded during the quarter. The amount recorded in 1999 was $0 since the plan was not in place during this period. Exclusive of these items, operating expenses in total were comparable between periods.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $261,100 and $586,000 for the nine months ended September 30, 2000 and 1999, respectively. The $324,900 decrease is largely attributable to the Company's acquiring in 1999 certain Internet-based software under development known as METROBINGO. The software was acquired in exchange for 1,450,000 shares of common stock valued at $0.19 per share for a total cost of $275,550. The company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $670,100 and $4,352,600 for the nine months ended September 30, 2000 and 1999, respectively. The $4,352,600 reflects the Company recognizing $4,022,300 of non-cash investor relation and consulting services received during the first nine months of 1999 in exchange for issuance of stock. Non-cash services received in exchange for stock during the first nine months of 2000 were $194,500. . Other factors affecting the difference relates to the Company having incurred more legal and professional costs in the second quarter of 2000 compared to the second quarter of 1999 when it was not yet a fully reporting company.

Net Loss - The Company incurred a net loss of $(553,000) and $(5,013,600) for the nine months ended September 30, 2000 and 1999, respectively. The September 30, 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software. The September 30, 2000 operating loss resulted because the research and development, administrative costs, sales and marketing costs, stock-based compensation for stock options and interest and finance costs of $1,087,500 exceeded the $534,500 in licensing royalties and up-front fees recorded during that period.


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

The Company began realizing revenues from its licensing activities in June of 1999, and such revenues amounted to $90,900 through December 31, 1999, $374,800 for the September 30, 2000 quarter and $534,500 for the nine months ended September 30, 2000. The Company anticipates sales revenue for the remaining fiscal period ending December 31, 2000 to grow at $10,000 per month. Although cash outflows from licensing revenues have been increasing as games and websites are developed and licensed, management had anticipated that cash revenues would equal cash expenses sometime during the third quarter of 2000. Excluding the non-cash charge for stock-based compensation for stock options the company had reached the level where the cash revenues had exceeded the cash expenses during this quarter. However, due to the Company's software development plans over the next year the Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financings to meet its short term needs.

In October 1999, the Company entered into a second ten-year agreement with the Master Licensee related to licensing three specific theme-oriented Internet casino websites. Under this agreement, once all three sites are ready for operation, the Company is to receive a $100,000 upfront fee. It will then receive 40% of the first $100,000 of monthly net gaming revenue derived from the sites and 30% of monthly net gaming revenue in excess of $100,000. In January 2000 , the Company received $67,000, of the upfront fee. The balance of $33,000 is due once the third casino website is delivered. The Company's disclosure of the terms of the Master License may impact the Company's ongoing relationships with future licensees who now have full access to the information. Disclosure of such terms may also negatively affect the Company's ability to negotiate more favorable licenses with other licensees since they will be able to refer to the terms of the Master License.

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

In April 2000, the Company entered into a third ten-year agreement with the Master Licensee related to licensing four specific theme-oriented Internet casino websites. Under this agreement the Company is to receive $80,000 per casino staged over 3 payments. It will then receive 20% of the monthly net gaming revenue derived from the sites. In April 2000 and August 2000, the Company received $22,000 and $7,900 respectively, as a deposit on this software.

As of September 30, 2000, current monthly cash flows from licensing royalties are approximately $120,000 per month. Currently, average monthly operating cash needs are approximately $120,000. Cash flows from licensing revenues have been increasing as games and websites are developed and licensed. The high level of non-cash expenses incurred by the Company during 1999 in exchange for stock issued is expected to be reduced in 2000 and future periods as the Company matures.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2000 are approximately $50,000. The company has spent $37,800 as of September 30, 2000.

During 1999, the Company raised $915,300 of net cash proceeds (including funding of subscription receivables) from exempt offerings or the private placements of Common Stock. Another $78,200 of cash was raised in connection with a convertible loan agreement. The loan obligation remains outstanding, although the Company tendered the specified Common Stock. (See Legal Proceedings). Financing was also provided in 1999 in the form of advances from Diversified, a related party. The $98,700 in advances outstanding at December 31, 1999 represent various expenses paid by Diversified on the Company's behalf, prior to the Company establishing its own bank account. Though the advances bear no interest, during 1999, the Company paid Diversified $6,700 of management fees for handling its cash receipts and disbursements. At September 30, 2000 the balance had been settled in full.

In January 2000 the Company commenced negotiations to raise an additional $200,000 of equity financing, which was completed by the end of April 2000. This financing raised an aggregate of $200,000 in cash in exchange for 1,000,000 shares of Common Stock of the Company, issued to approximately 6 investors. During the next six months, the Company hopes to raise another $2.0 million in equity financing principally to fund its software development projects. Management is pursuing numerous potential financing sources for the $2.0 million, including existing equity holders and new sources, but no commitments have been received. Management believes that the Company's success in raising this additional financing will depend on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management also believes that stockholders will continue to support the financing efforts of the Company as long as it continues to demonstrate that it can fulfill that business strategy. Management estimates that monthly cash from licensing royalties and other revenues is presently sufficient to cover operating expenses. Management believes that cash from operations, coupled with the $2.0 million of equity financing discussed above will allow the Company to generate sufficient cash to support its operations for the next twelve months. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in software development projects until capital resources or operating cash flows are sufficient to meet the new development needs.


IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 21st day of November, 2000


                              ICRYSTAL, INC.


                              By:/s/LARRY J. HRABI
                                 -----------------
                                 Larry J. Hrabi, CEO

November 21, 2000

                                    EXHIBITS


Exhibit
Number          Description
-------         -----------------------

27              Financial Data Schedule