Form 10KSB
period 2000-12-31
I CRYSTAL INC
filed 2001-04-17
CIK 1103384

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2000

                                 I CRYSTAL, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

                             SEC File No. 000-29417

            DELAWARE                                     62-1581902
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       3237 KING GEORGE HWY., SUITE 101-B
                           SURREY, BC V4P 1B7, CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 542-5021
                                                ---

Securities   registered  under  Section  12(b)  of  the  Act:  None
Securities registered under Section 12(g) of the Act:

                          Common Stock $.01 Par Value
                          --------------------------

                                 Title of Class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $900,600.

On April 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $923,698, computed by reference to the price at which the stock was sold on such date.

There were 15,682,800 shares of common stock $.01 par value outstanding as of April 12, 2001.

                      Documents incorporated by reference: None.



Transitional Small Business Format (check one): Yes        No   X
                                                    -----      -----

                             DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS


This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT," "ANTICIPATE," "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this Registration Statement. THE REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

Unless otherwise indicated, all references to "DOLLARS", "$" or "US$" refer to U.S. dollars and all references to "CDN$" refer to Canadian dollars.


                                   THE COMPANY

iCRYSTAL, INC. (together with its subsidiary, the "Company") is a Delaware corporation, incorporated on OCTOBER 5, 1994, as Cable Group South, Inc. Effective OCTOBER 19, 1998 the Company undertook an 8:1 reverse stock split and changed its name to SoftNet Industries, Inc. To avoid a conflict with a similarly named Company, the Company again changed its name to I crystal, Inc. on JULY 29, 1999. The Company stockholders approved a change of the Company's name to "iCRYSTAL, INC." at a Special Meeting JUNE 2000. The Company believes this change in its name will better reflect the Internet aspects of its software development business.

From 1994 until late 1998, the Company had minimal operations and devoted its efforts to corporate structuring, financial and business planning, recruitment of directors and advisors, and raising additional financing. In 1998 the business of the Company became focused on the development and licensing of Internet based software for computer based card and table games for gaming and casino applications. In December 1998 the Company entered into a licensing and put option agreement (the "DIVERSIFIED LICENSE") with Diversified Cosmetics International, Inc. ("DIVERSIFIED") to license that company's game and casino software. Diversified subsequently exercised the put option (the "PUT OPTION") granted in the Diversified License and required the Company to acquire Diversified's casino software for Company Common Stock and a promissory note. As of APRIL 3, 2000, Diversified held 16.8% of the Company's Common Stock and officers and directors of the Company held 26.5% of Diversified's common stock. The Company's first revenues from the newly focused business operations were realized in July 1999 and, therefore, the Company has presented development stage financial statements for the periods through June 1999. Since its founding, the Company has recorded significant losses. At DECEMBER 31, 2000, THE COMPANY has an accumulated deficit of $6,254,200 and has a shareholders deficiency of $216,800.


                                    BUSINESS

The Company is in the business of developing, acquiring, upgrading and supporting Internet based games and casino and gaming software and developing and maintaining WEBSITES for business to business enterprises that are engaged in the Internet based casino and gaming business and associated electronic commerce operations. The Company generally licenses the use of its software on a non-exclusive basis to licensees for the payment of an initial up-front fee and a percentage of the revenues generated by such licensees whether at their WEBSITES or through sublicensees. As of April 1999 the Company had one licensee of its Internet based casino software and WEBSITE products, DCI, Inc. (the "MASTER LICENSEE"). Effective November 1, 2000, DCI assigned all of its rights and obligations to Manihi, Inc., a Costa Rican corporation, which is now the Master Licensee, under a new 25-year exclusive Master License Agreement.

While the current games are focused on table and casino style games, the Company has the capacity and intends to produce games that work on a variety of game platforms and span a wide range of genres including action, adventure, strategy and simulation models to attract game enthusiasts, value buyers and foreign casino players.

In addition, the Company, through its Master Licensee, offers access to WEBSITE development and transaction support services, credit card processing support services, cash transaction processing merchant banking, e-cash services and software upgrading to its licensees. Licensees of the Company are provided direct access to the merchant accounts for the processing of gaming transactions on Company designed WEBSITES. Such merchant banking accounts and e-cash services are conducted in the name of the Master Licensee. The processing costs are deducted from gross revenues under the Master License and therefore are a cost of business incurred by the Master Licensee.

In April 1999, the Company entered into its first licensing agreement (the "MASTER LICENSE") for its gaming software with the Master Licensee (DCI), a corporation organized in Dominica which also operated under the working name of "DYNAMIC CASINO INVESTMENTS". The Master License is now held by Manihi. The first WEBSITE, Video Poker Palace, began operations in mid-1999. Total revenues received by the Company under the Master License in 1999 from DCI were $90,900 and $900,600 for the year ended DECEMBER 31, 2000 from both DCI and Manihi. The Master Licensee (DCI) accounted for substantially all of the Company's revenues in 1999 and approximately 75% of the Company's revenues in 2000.

The Company entered into the Master License with the Master Licensee (then DCI) on APRIL 8, 1999.

Effective August, 1999 the Company purchased the proprietary rights to the bingo software ("METROBINGO") that was being developed by Power Star Corp. ("POWER STAR"). The Company was developing and improving the bingo software, but recently delayed efforts to develop the bingo site and concentrated its efforts and resources on developing its "iBuyLotto" site.

In the fourth quarter of 2000, the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective November 1, 2000, Manihi ("Master Licensee") and the Company entered into a new 25-year exclusive master license agreement ("Master License"), under which all subsequent revenues have been earned.

Under terms of the Master License with Manihi, the Company is obligated to provide all new and existing casino gaming software, translation of themed websites and casino gaming software, smart-download features and website development, technical support and back-end accounting features. the Company, in return, will receive thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. the Company will also receive fifty percent of gross revenue derived from upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from sales of software to sub-licensees. Manihi is also required to spend a minimum of $10,000 monthly advertising for each software package or casino.

The Company's expenses are based in part on the Company's product development and marketing budgets. Many of the costs incurred by the Company to develop sell and license its products are expensed as such costs are incurred, which often is before a product is released or licensed. In addition, a significant portion of the Company's expenses are fixed. As the Company increases its production and licensing activities, current expenses will increase and, if revenues from previously released products are below expectations, net income is likely to be disproportionately affected.

                                    PRODUCTS

The Company's current and upcoming releases are based on a combination of games derived from the Company's freely accessible traditional card and table games, original game concepts created by the Company, and intellectual property or other rights licensed from third parties. In releasing games and gaming items based on licensed intellectual property rights, the company intends to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.


                             COMPANY CASINO SOFTWARE

The Company produces proprietary Internet based casino style gaming software with on-line transaction processing capabilities. The Company's casino software packages are generally based on a specific gaming theme or a specific gaming venue. For example, the Company's "VIDEO POKER PALACE" program offers thirty
(30) versions of video poker, including versions like "JACKS OR BETTER," "DEUCES WILD," and "JOKER POKER." the Company has also developed its own versions of poker such as "FLUSHORAMA," "KING OF THE HOUSE," and "STRAIGHT FLUSH BONUS."

The Company believes its future success will be driven by its variety of games, its WEBSITE graphics and its relatively short development cycle, all of which should attract and retain players. The Company's themed casino software packages come with an accessory game package to provide a variety of experiences for the players. For example, the Company's "BLACKJACK CASTLE" software offers eight variations of blackjack. The Company's "SIZZLING SLOTS" software, currently under development, will offer more than 20 different slot machines styles.

The Company's focus is to provide its licensees with a wide variety of gaming themes, game versions and frequently updated graphics so that players will be attracted to the WEBSITE initially and will want to return to experience the updated software, to try new applications and to use e-commerce applications. The four main casino themes The Company has developed are: video poker, blackjack, slot machines and a casino featuring games preferred by the Asian market, such as pai gow and baccarat. The Company believes that players will search for, and keep returning to, casino WEBSITES using its software due to the variety of games and gaming themes offered. The Company believes that players, given a choice of gaming venues, will prefer to play in environments that present a wide variety of games that are regularly updated but offered in a familiar environment. While the Company anticipates that most players will seek sites with rich and colorful graphic displays, some players who have more limited time or technology access may prefer a less rich environment with faster access speeds. The Company intends to provide game versions that meet both expectations.

As with all commercial Internet software, security for commerce and information exchange is a paramount requirement imposed by the licensees and the regulatory environments to which Internet gaming is subject. To this end, the Company has developed a security protocol, a communications protocol, and financial transaction software which utilize specially developed, state-of-the-art encryption technology, to ensure security, ease of use, and real time banking for its licensees, and to limit access to players who are eligible, by age, credit status and residence, to participate.


                                GAME APPLICATIONS

The Company's first general audience non-casino style game is "iBuyLotto", an internet lotto site currently in operation. The underlying game software was developed by the Company using the MetroBingo software acquired from Power Star in August 1999 for 1,450,000 shares of the Company's restricted Common Stock.

The Company has delayed its plans to complete development of the MetroBingo software.

                               PRODUCT DEVELOPMENT

                              INTERNAL DEVELOPMENT

The Company has one wholly-owned subsidiary, I crystal Software based in Surrey, British Columbia, Canada, which researches, develops and tests each software application licensed from third parties or being developed internally by the Company. The Company has located its operations in the Vancouver region partly because the area has a broad pool of technical personnel, programmers, web designers and support services. In addition to developing and testing The Company's Internet based casino software and games, I crystal Software designs and develops each licensee's WEBSITE and the overall theme and visual design of the licensee's software package. To this end, I crystal Software maintains a team of software programmers, graphic designers and WEBSITE developers, specialized in 3-D and conventional graphics programming.

I crystal Software has a webmaster department charged with researching Internet developments and innovations related to the Internet based casino industry and serves as the Company's security division and systems administrator, in charge of securing both the Company and its software from unauthorized penetration.

To develop its products, the Company relies principally on its group of programmers, web designers and graphic artists who work at I crystal Software as employees or who work at the Company under service CONTRACTS. The Company also acquires software through licenses with third parties and plans to acquire rights to other complimentary products through strategic and distribution arrangements with other interactive entertainment and leisure companies.

The Company has increased its spending on research and development over the past two fiscal years to $658,000 for the fiscal year ending DECEMBER 31, 1999, as compared to $376,300, in the year ended DECEMBER 31, 2000.

The Company develops and produces it products using a model in which a core group of creative, production and technical professionals on staff at the Company, in cooperation with 's marketing group, have overall responsibility of the development and production process and for the supervisor and coordination of internal and external resources. This team provides the creative elements to complete a project using, where appropriate, outside programmers, artists and sound and special effects experts.

As resources allow, the Company plans to expand its internal review and quality assurance process to include pre-development, development and production phases, with specific milestones. This procedure is consistent with other industry participants and is designed to enable The Company to manage and control production timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate revenues, quality control and distribution phases.


                              EXTERNAL DEVELOPMENT

The Company has relied heavily on software products it acquired from independent developers. Acquired titles generally are acquired and marketed under THE COMPANY's name. If titles are acquired through licenses, such licenses will generally provide the Company with distribution rights for a specific period of time and for specified platforms and territories. In other instances titles may be acquired outright by the Company from third parties. In consideration for its services, a developer may receive a royalty based on revenues and may receive a nonrefundable advance which may or may not be recouped by the Company.


                                 PRODUCT SUPPORT

The Company provides various forms of product support to both its internally and externally developed titles. The Company's quality assurance personnel are involved throughout the development and production processes for each title published by the Company. All such products are subjected to extensive testing before release in order to insure compatibility with the widest possible array of hardware configurations and to minimize the number of bugs and other defects found in the products. To support its products after release, the Company provides 24-hour operator help lines. The customer support group tracks customer inquiries and this data is used to help improve the development and production process.

                                    INDUSTRY

The Company is currently developing Internet based games with both gaming and non-gaming attributes. The Company has delayed its efforts to develop a keno game site due to the fact that the Company believes it will be too labor intensive from an operational standpoint, and the Company intends to currently use its efforts in other phases of its operations.


                                     GAMING

There are many other licensors of Internet based casino software and various providers of alternative entertainment activities, all competing for the public's entertainment dollar. The Company competes for the public's monthly expenditures on entertainment with other Internet based gaming activities, cable television, movie theaters, sporting events and other recreational activities. As 's primary source of revenues will be a percentage of the net gaming revenues generated by its licensees at their Internet casino WEBSITES, the Company's revenues will be directly affected by the increase or decrease in participation in such activities by the public. The company cannot estimate how such competing activities may grow or to what extent such growth would decrease the Company's revenues.

The Internet based gaming industry began in 1996 when the first on-line casinos established operations, principally from operating bases in the Caribbean and Central America. Technology constraints resulted in limited graphics, slow play and a reliance on software which was difficult for the players to understand. Companies such as Cryptologic and Microgaming were among the first to license their software to the industry.

As of January 2000, the current Internet based casino industry has grown to over 650 e-gaming WEBSITES, while expected revenues for "E-GAMING" sites in 1999 is expected to be around $1.2 billion., expanding from its North American base, to such markets as Europe, China and Australia. Expenditures for gambling in the U.S. for 1997 exceeded $100 billion. Some predicted annual revenues for 2000 for the Internet based gaming in the U.S. alone at over $8 billion, while other more recent sources are predicting that on-line gaming revenues will be about $3 billion in 2002. Some in the industry are predicting an increase in player participation from 3 million players in 1999 to 16 million players by the year 2002.


                                   COMPETITORS

Generally, the Company faces competition from a number of other companies that license Internet based gaming software, many of which are well established and have significantly greater resources than does the Company.

Currently, the Company believes its primary competitor is Starnet Communications International Inc. ("STARNET"). Starnet and its SUBSIDIARIES have been licensing Internet based casinos since 1997. Utilizing operating SUBSIDIARIES in Antigua, Starnet also licenses adult entertainment WEBSITES, lotteries, parimutuals, and a sportsbook. the Company also faces competition from Boss Media, which has been licensing Internet based gaming WEBSITES since 1997 and is known for high quality gaming software. Currently Boss Media licenses are reported to require an upfront fee of $300,000, ongoing royalty payments of 35% of net gaming revenue and a monthly charge of over $25,000 to service each licensee's hosting and bandwidth requirements. In addition, Microgaming, a privately held company based out of South Africa, has been licensing software since 1997. Microgaming customizes most of its game packages for its licensees. Cryptologic has been licensing

Internet casinos through its wholly owned SUBSIDIARIES in Cyprus and Antigua, since 1997. Cryptologic also handles credit card processing for all of its licensees. Cryptologic recently settled a litigation matter in California in which an on-line gambler refused to pay her casino debts, characterizing them as illegal gambling CONTRACTS. Cryptologic settled the matter by paying the legal fees and certain bank charges of the gambler. See also "REGULATORY CONSIDERATIONS-NORTH AMERICA" for additional discussion.


                                    CUSTOMERS

The Company's revenues are dependent on the performance of the Master Licensee's
WEBSITE.   However,   the  Company  continues  to  pursue  additional  licensing arrangements with other parties.


                            REGULATORY CONSIDERATIONS

Worldwide governmental regulation of Internet based gambling is varied and still evolving. While it is currently legal in some countries, predominantly certain countries in the Caribbean and Latin America, to set up regulated Internet based gaming facilities, other countries, such as the United States, are considering restrictions on Internet based gambling.


                                  NORTH AMERICA

The United States Congress may soon be considering an Internet Gambling Prohibition Act, formerly known as "THE KYL BILL," sponsored by Senator John Kyl from Arizona. If proposed and passed, the Kyl Bill would preempt state laws and prohibit persons involved in a gambling business to use the Internet to place, receive or otherwise make a bet or wager or to send, receive, or invite information assisting in the placing of a bet or wager. An important element of the Kyl Bill is that it does not place legal liability on the individual player and only attempts to regulate persons engaged in a gambling business who knowingly use the Internet to accept wagers from U.S. residents.

While U.S. Federal law on Internet based casino style gaming remains uncertain, federal courts have enforced the Wire Communications Act (the "WIRE ACT") against on-line sports book operators. In February 2000, a U.S. Federal Court in New York found the president and owner of World Sports Exchange; an internet based sports book, guilty of violating the Wire Act for accepting wagers for sporting events over interstate telephone lines.

Individual U.S. states have also begun to prohibit or regulate Internet based gambling. Some states such as Missouri and New York have directly prosecuted operators of WEBSITE casinos accepting wagers from residents of their respective states, obtaining verdicts resulting in jail time and fines for operators. Other states, such as Minnesota are obtaining court ordered injunctions against WEBSITE casinos to block them from accepting wagers from state residents. In other states, such as California state authorities have begun to apply to Internet based gambling laws prohibiting the use of telephone lines for the transmission of gambling information and wager, as a basis for prosecution of Internet based companies transmitting gambling information. Civil suits in California have also prevented banks and credit card companies from collecting amounts owed on credit cards used to place wagers, thereby resulting in some credit card companies refusing to allow their cards to be used for the placing of wagers in the future. Additionally, in states such as California and New York where the legal status of internet based gambling remains uncertain, legislatures are considering passage of bills to specifically prohibit internet based gambling.

While the Company designs and licenses the casino WEBSITES, and does not engage in accepting or placing wagers, the Master Licensee does accept wagers, as may future licensees of Company software. As a result, the Master Licensee and future licensees may face prosecution in U.S. states, such as those listed above, if their WEBSITES are used for gambling purposes by residents of those states. Such violations could result in legal actions against the Master Licensee, and possibly future licensees, resulting in civil and criminal actions, convictions, fines and injunctions against them. Although the Company has only engaged in the design and licensing of such casino WEBSITES to third parties, and does not operate such WEBSITES, there can be no assurance that state authorities would not pursue similar penalties against the Company in the event a licensee of Company designed WEBSITES has accepted wagers from a prohibited jurisdiction.

The Company's revenues would also be adversely affected by any legal actions taken against the Master Licensee if such legal actions resulted in a decrease in the amount of net gaming revenues generated by the Master Licensee.
Additionally, the Master Licensee and future licensee may find that some revenues are denied to them by states, such as California, who refuse to enforce payment by users of Company licensed casino WEBSITES. Such an event would again adversely affect the Company as Company revenues are directly tied to the net gaming revenues of its Master Licensee.

The gaming industry itself is examining possible forms of self-regulation for online operations. An industry association, the Interactive Service Association, has drafted a voluntary code of conduct for online gaming. These efforts at self-regulation by the on-line gaming industry have been made more urgent by federal law enforcement initiatives aimed at Internet gambling.

If the Kyl Bill passes, and the individual states proceed to prohibit or restrict online gambling, the Company's Master Licensee and any future licensees may no longer be able to pursue their business strategies in the U.S. market. As the Company's primary source of revenues is the percentage of net gaming revenues it receives from its Master Licensee, the Company's overall operations and income would be adversely affected if it lost access to a major market. Additionally, although the Company does not operate the WEBSITES it licenses, should the Master Licensee or future licensee's of the Company's products violate the laws of U.S. jurisdictions, the Master Licensee, future licensees and the Company may be prosecuted for such violations. While the Company plans to coordinate with the Master Licensee and future licensees to share information concerning the developments which impact the jurisdictions in which such licensees may operate, there can be no assurance that a licensee of the Company's software will not violate changing U.S. gambling restrictions at the state or federal level.


                                     CANADA

Currently, each province sets its own regulations for Internet based gambling. However, there has been some public discussion by federal politicians about possibly enacting federal regulations on Internet based gambling in Canada. Currently, however, there are no proposed or pending bills in the Canadian Parliament which would regulate Internet based gambling in Canada on a national level.

Due to an uncertain regulatory environment, the Company's Master Licensee currently intends to focus on markets outside of North America until such time as U.S. and Canadian laws regarding Internet gaming are clarified. the Company has designed its software to be capable of blocking wagers originating from specified jurisdictions, such as the U.S. and Canada, thereby enabling its licensees to ensure that gaming laws inside or outside the U.S. and Canada are not violated. Although the Company's software is capable of screening out wagers placed from any jurisdiction, the Company does not have control over the operation of its licensees servers or over the WEBSITES utilizing its software once such software is licensed to third parties, including the Master Licensee. The Company believes that the Master Licensee is not currently screening wagers.

However, the Company will also work with its licensee, major credit card providers, Internet service providers and Internet based self regulatory organizations to confirm that players at Company designed Internet based casino WEBSITES are of legal age, and reside in jurisdictions where Internet wagering is legal.

While the Company will work with the Master Licensee and its future licensees to stay abreast of legal developments in which such licensees operate, there can be no assurance that licensee of Company software will not violate changing Canadian gambling restrictions at the provincial or federal level. Should the Master Licensee or future licensees of the Company's products violate the laws of the various Canadian jurisdictions, the Master Licensee, future licensees and the Company may be exposed to claims for such violations.


                                    AUSTRALIA

Australia has regulated, rather than prohibited, Internet based gaming. The Australian Government has placed strict guidelines and taxation rates, as high as 50%, on Internet based gaming operators. Recently, the country's Prime Minister indicated his intention to seek a ban on Internet based gambling in Australia despite strong opposition from that country's states and territories.

One of the first Australian based Internet gaming sites to be established was Lassiters Online Casino ("LASSITERS"). Lassiters, which opened in April 1999 near Alice Springs in the Northern Territory, reported over 3,500 customers producing over $2,000,000 in net gaming revenue by their third month of operation.


                                 GLOBAL OUTLOOK

With the exception of the U.S., a significant number of governments appear to be accepting Internet based gaming and are attempting to regulate and tax this industry. Many countries in Europe now allow Internet based lotteries, and many have blueprints for full Internet gaming regulations.

Caribbean countries such as Antigua, Dominica, and Aruba currently allow regulated Internet based gaming. Antigua, for example, had licensed 48 gaming operators as of JULY 1, 1999. Dominica and Aruba together have nearly as many. The Caribbean will likely continue to be a major center for the Internet based casino industry even if other countries put regulations or prohibitions in place. the Company's Master Licensee (Manihi) currently operates its site out of Costa Rica.


                               SALES AND MARKETING

The Company currently has one staff member devoted to marketing and licensing sales. The Company also has three staff members who devote a portion of their time to analyzing market information for the Company and its Master Licensee.


                              INTELLECTUAL PROPERTY

The Company uses the tradename "I CRYSTAL INC." under common law trademark protection, but has no registered trademarks on such tradename or any other tradenames or service marks utilized by it.

The Company regards its software products as proprietary in that title to and ownership of the software it develops resides exclusively with the Company. The Company relies largely on its Master License Agreements with its Master Licensee (Manihi), its own software protection schemes, confidentiality procedures and employee agreements to maintain the trade secret aspects of its products. The Company does not currently intend to apply for copyright or patent protection for its software products. the Company believes that, due to the rapid pace of innovation within the internet software industry, factors such as technological and creative skill of personnel, knowledge and experience of management, name recognition, maintenance and support of software products, the ability to develop, enhance and market software products and services and the establishment of strategic relationships in the industry are as important as patent, copyright and other legal protections for its technology.

The Company believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.


                                    EMPLOYEES

As of April 2001, there were 14 persons dedicating full-time services to the Company of whom four were acting as senior programmers, two were acting as system administrators, and eight were involved in WEBSITE development, marketing, graphic art development and project management. Of those persons, nine were full-time employees and five were under contractual arrangements with the Company. Competition for qualified management and technical employees is intense in the Internet software industry and the Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. The Company believes that its relations with its employees are excellent.


                                  RISK FACTORS

The Company's business and investment in its securities is subject to a number of risks which, in addition to ordinary business risks, include the following:


                       COMPANY HAS NO HISTORY OF EARNINGS

The Company has only recently entered into its first Internet based casino software licensing agreement and has a limited history of revenues or earnings from such activities. The Company may not be successful in securing other licenses for its casino software or in developing its general game related software. There is no assurance that the Company will generate either revenues or earnings from its existing licensee or from any other licensing arrangements that it may enter into in the future.

The Company is at an early stage of entering the commercial marketplace. The Company's future operating results are subject to a number of risks, including its ability to implement its strategic plan, to attract qualified personnel and to raise sufficient financing as required. Management's inability to effectively guide the Company's growth (including implementing appropriate systems, procedures and controls) could have an adverse effect on the Company's financial condition and operating results.


                        UNCERTAINTY OF ADDITIONAL CAPITAL

Although the Company currently has cash flows, it does not anticipate achieving positive cash flows from operations until the fourth quarter of 2001. Therefore, the Company's financial position for at least the next 6 months is contingent on its ability to raise money through equity or debt financing to meet the financial needs that are not funded from operations. The Company will seek to raise additional capital either through the sale of equity or debt securities in private or public financing or through strategic partnerships, in order fully to finance, develop, market and upgrade its casino software programs and WEBSITES.

The Company cannot offer assurances that funds will be raised when it requires them or that the Company will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent the Company's planned software development and licensing projects, which could adversely affect the Company's business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to The Company's stockholders is likely to occur.


THE COMPANY'S CASH FLOW COULD BE LOWER THAN ANTICIPATED DUE TO MASTER LICENSEE EXPERIENCING CREDIT CARD PROCESSING RESTRICTIONS

The Company's Master Licensee, now Manihi, may have problems processing credit card transactions and this could result in lower revenues to Manihi and, thus, the Company.


                                   COMPETITION

The Company faces direct competition from a number of other companies, many of which have greater resources. Many of the Company's competitors have well established track records and customer bases in developing software generally or in developing software games and gaming. As a relatively new company entering into the market place, the Company has not yet established a reputation or market presence in the industry and there is no assurance that it will. In addition, since the Company's revenues are substantially all derived from its Master Licensee, the Master License is specifically discussed and disclosed in this annual report, thereby making that information available to current or future competitors or entities dealing with the Company. This disclosure may impact business negotiations between The Company and such entities in the future.


                           TECHNOLOGICAL DEVELOPMENTS

Internet based industries in general, and the Internet based casino industry in particular, are subject to rapid changes arising from new technological developments and evolving industry standards. The Company's success will depend heavily on its continuing ability to develop and introduce enhancements to its existing casino software and new software or related products that meet changing markets for on-line games and gaming. The Company will constantly be required to commit significant resources to continued research and development in order to remain competitive. However, the Company cannot be certain that it will develop the software or technologies needed to ensure the Company's future success or that its casino or general games software will not become obsolete due to the introduction of alternative technologies. If the Company cannot continue to innovate successfully, its business and operating results could be adversely affected.


                              GOVERNMENT REGULATION

Every Internet business faces the risk of having to comply not only with the laws of its home jurisdiction, but also with the laws of the countries where its customers reside. With respect to Internet based casinos, many countries have enacted or are considering enacting laws which may regulate or prohibit Internet based gambling. The Company faces the risk that potential government regulations in various jurisdictions could reduce the potential markets of its licensees or the amount of revenues such licensees may generate in such markets or both. The Company also faces the risk that its licensees may face extra-territorial prosecution as a result of customers residing in regulated countries visiting a licensee's Internet casino site thereby generating increased uncertainty in the Company's revenues obtained from licensing. If any such risks were to materialize, the Company's financial condition and results of operations would be adversely affected. While the Company does not engage in the operation of casino WEBSITES, and serves only as a developer and licensor of casino WEBSITES, there can be no assurance that, in the event of government regulation of Internet based gambling, the Company would not be subjected to prosecutions by government authorities in jurisdictions where Internet based gambling is prohibited. However, the Company has not been made aware of any circumstances which would lead it to believe that it would be prosecuted for the actions of its licensees.

To date, while general Internet games have not been subject to special government regulations, there is no assurance that this sector will not become subject to regulatory oversight. See "REGULATORY CONSIDERATIONS" for a more complete discussion.


  THE COMPANY DERIVES A SUBSTANTIAL AMOUNT OF ITS REVENUES FROM FOREIGN SOURCES

The Company plans to license its software in countries outside North America and to derive a portion of its games revenues and most of its gaming related revenues from licensees in such jurisdictions. The Company intends to expand these activities through licenses, direct and indirect software sales, and localization activities. These activities will require separate management focus and a full understanding of the international marketplace, including skills not currently available at the Company. The Company's international activities and its overall results will therefore be subject to certain risks inherent in international trade, many of which are beyond its control, such as changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), difficulties in attracting and retaining a skilled local work force, differences in local fiscal discipline and the instability of foreign economies and governments. There can be no assurance that will be able to increase international revenues or that the foregoing local factors will not have a material adverse effect on the Company's future revenues and, consequently, on the Company's overall business, operating results and financial conditions.

The Company's costs are generally paid in U.S. and Canadian currencies while its revenues, generally paid in U.S. dollars, may at times be paid in non-U.S. or Canadian currencies. Therefore, Company's revenues and operating results may be affected by fluctuations in the exchange rates applicable to its licensees. Currency exchange rates are determined by market factors beyond the Company's control and may vary substantially during the course of a production period. Further, The Company's ability to repatriate to Canada funds arising in connection with foreign licensees may be adversely affected by currency and exchange control regulations imposed by the country in which the Company's casino software is exploited.


          PROTECTION OF THE COMPANY'S INTELLECTUAL PROPERTY IS LIMITED

The Company, other than through confidentiality agreements and restrictions it places on its licensee's through its licensing agreements, does not retain or protect its proprietary and intellectual property rights. Unauthorized parties may copy and distribute the Company's casino software or certain portions or applications of its software. In addition, other companies may independently develop and produce software which is similar to, or imitates, the Company's software. The Company has no registered copyrights or patents in either the U.S. or Canada for its gaming software.

The Company does not have and does not intend to apply for patents on its casino or game software or its licensed WEBSITES. Management believes that the patent application process in many countries in which the Company intends to sell or license products would be time-consuming and expensive. In addition, patents would have the effect of publicizing the source code or other proprietary aspects of the Company's products. Finally, the Company intends continually to improve and upgrade its casino and game software, and, as a consequence, any patent protection may be out of date by the time the patent is granted.

Inaddition, the Company may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If it appears necessary or desirable, the Company may seek licenses under patents or other intellectual property that it is allegedly infringing. No assurance can be given, however, that licenses could be obtained on commercially reasonable terms or that the terms of any offered necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.


                DEPENDENCE ON KEY PERSONNEL AND PROGRAMMING STAFF

The Company is highly dependent on key members of its management and its programming staff . The loss of the services of any of them may adversely affect 's ability to achieve its business plan. Recruiting and retaining qualified technical personnel to carry out research and development and technical support will be critical to the Company's future success. Although management believes thatThe Company will continue to be successful in attracting and retaining skilled personnel, it can offer no assurance that the Company can accomplish this objective on acceptable terms. The Company has not implemented key person insurance on any management employee.

Although the Company performs almost all of its software development in-house, the Company hires the services of some individuals on a CONTRACT basis and pays for the provisions of some services related to its business from third parties. A disruption in the supply of such services could have an adverse impact on its business and financial results of the Company, particularly at a time when THE COMPANY is attempting to develop new game software, build brand identity and customer loyalty. In addition, an increase in prices from its service providers could also have an adverse impact on the Company's business and financial results.


                    THE COMPANY'S STOCK PRICE MAY BE VOLATILE

In recent years and months, the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly stocks like the Company's. Itis also possible that the Company's operating results will not meet the expectations of its public market analysts, which could have an adverse effect on the trading price of its common shares. Accordingly, the market price for the Company's Common Stock may fluctuate substantially.


                   THE COMPANY DOES NOT PLAN TO PAY DIVIDENDS

The Company has not yet realized positive net income and has not, since incorporation, paid dividends. the Company expects to use any earnings to fund it ongoing operations and to fund future casino software development.

           MANAGEMENT OF RAPID GROWTH AND LIMITED OPERATING EXPERIENCE

The Company anticipates that the management of its growth will be a key challenge. Failure effectively to meet this challenge could have a material adverse effect on its operating results. Successful commercialization and licensing of internet based casino software and WEBSITES will require management of a number of operational activities in which the Company has little experience. There is no assurance that, if the Company's business grows rapidly, the Company will be able to manage such growth successfully.


                         SHARES ELIGIBLE FOR FUTURE SALE

At APRIL 12, 2001, the Company had outstanding 15,682,800 shares of common stock, $.01 par value per share (the "COMMON STOCK") of which 5,180,300 shares were eligible for resale without restriction. Of the 15,682,800 shares, 1,000,000 shares of Common Stock were issued by the Company in July 2000 (the "2000 SUBSCRIPTIONS"), all of which are restricted securities eligible for resale within 1 year under Rule 144 and Regulation S. The 2000 Subscriptions have "PIGGY-BACK" registration rights for a period of one year in the event the Company proceeds to register shares of Common Stock under the Securities Act of 1933. In addition, there are 2 million shares of Common Stock held by directors and officers which will be eligible for resale pursuant to Rule 144 of the Securities Act (but subject to the relevant volume limitations) and 2.5 million shares of Common Stock held by Diversified which would be eligible for resale but was being held for distribution on liquidation of Diversified. Under those exemptions such shares will generally be available for resale in the U.S. one year from the date of respective issuance. This may adversely affect the market price of the Company's shares and could affect the amount of trading in such shares.

This may adversely affect the market price of its shares and could affect the amount of trading of such shares.


    MINIMAL TRADING HISTORY OF COMMON STOCK - POSSIBLE STOCK PRICE VOLATILITY

The Company's Common Stock traded on the OTC Bulletin Board under the symbol "ICRS" from August 1999 through March 2000, and under the symbol "ICRSE" from March 2000 until APRIL 4, 2000. The Company's stock currently has traded on the National Quotation Bureau's "PINK SHEETS" from APRIL 5, 2000 until May 31, 2000, when they re-commenced trading on the OTC Bulletin Board, where they currently trade under the symbol "ICRS". The market price of the Company's Common Stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, the quarterly operating results of other Internet based gambling and casino software development companies, the trading volume in its Common Stock, changes in general conditions in the economy, the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

             POSSIBLE UNAVAILABILITY OF PRIVATE PLACEMENT EXEMPTION

In March 1999, the Company sold, for an aggregate of $800,300 cash, net of issue costs and investor relation services (recorded at $2,272,900), a total of 1,914,000 shares of its Common Stock to less than thirty-five investors, including individuals resident in Canada and the United States. The transaction was undertaken as a direct transaction between the Company and the investors. To the extent that U.S. securities laws were applicable, the issuance was intended to be in reliance on Section 3(b) of the Securities Act and Regulation D thereunder specifically Rule 504 (as in effect on that date). Offerings made in reliance on Rule 504 are limited to $1,000,000 and are subject to certain other conditions under the rule. In the process of reviewing its prior equity offerings, management has become aware that it may have been improper for the Company to calculate the amount of the issuance solely on the basis of the net cash proceeds from the sale. In the event that all proceeds were considered, the amount of the proceeds would have been in excess of $1,000,000. If the proceeds were calculated as such the exemption would not have been available, so the Company may have inadvertently conducted an unregistered distribution of its securities in violation of Section 5 of the Securities Act of 1933. While the period during which the investors had a statutory right of rescission has now passed, other claims or enforcement proceedings could still be timely asserted against the Company. If such claims were asserted and the Company was held liable, monetary damages and other remedies could be awarded or assessed against the Company or its management.


                             PENNY STOCK REGULATION

Broker-dealer practices in connection with transactions in "PENNY STOCKS" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the "SEC" or the "COMMISSION"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or trading system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. the Company's securities are presently subject to the penny stock rules, and, as a result, investors may find it more difficult to sell its securities.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          STATEMENT OF OPERATIONS DATA


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Revenues - Revenues were $900,600 and $90,900 for the fiscal years ended December 31, 2000 and 1999, respectively. The increase of $809,700 reflects the cessation of the Company's development stage operations in the third quarter of 1999, when it began collecting revenues from its license agreements.

The Company anticipates sales revenue for the first quarter of 2001 to decrease to an average of $40,000 per month due to Manihi, Inc., a Costa Rican corporation ("Manihi"), experiencing credit card processing restrictions during this time. Manihi has a contract with us to resell internet gaming software. The Company anticipates revenues will return to and exceed previous levels by the third quarter due to Manihi's resolution of credit card processing restrictions and an increase in marketing activities by Manihi.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $1,371,400 and $5,629,200 for the fiscal years ended December 31, 2000 and 1999, respectively. The decrease of $4,257,800 was a result of the Company's embarking on its new business strategy to develop and license Internet based gaming technology and its emergence from development stage operations in the third quarter of 1999. During the 2000 year-end, the Company's main focus of its operations was the support of its licensees to increase its royalty base. Of the total expenses incurred during the fiscal years ended December 31, 2000 and December 31, 1999, $182,500 and $4,041,200 respectively were non-cash expenses paid for through the issuance of stock.

Research and Development - the Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software and the acquisition of the rights to certain Internet based bingo software known as MetroBingo. Research and development costs were $376,300 and $658,000 respectively for the fiscal years ended December 31, 2000 and 1999, respectively. The $281,700 decrease again reflects the Company's emergence from its development stage in the third quarter of 1999 and proceeding with its business strategy to develop and license Internet based gaming software. The main reason for this decrease is due to the 1999 purchase of MetroBingo which was acquired in exchange for 1,450,000 shares of common stock valued at $0.19 per share, for a total cost of $275,500. Because the technological feasibility of the bingo software had not been established at the date of acquisition, the cost of the software rights was expensed. The Company has suspended its development of MetroBingo in favor of development and implementation of its "iBuyLotto" site.

General and Administrative - the Company's general and administrative costs consist primarily of personnel costs, professional and legal fees, consulting fees, travel, and Internet promotion. General and administrative costs were $950,800 and $4,862,700 for the fiscal years ended December 31, 2000 and 1999, respectively. The decrease of $3,911,900 again reflects the fact that in 1999 the Company expensed non-recurring business start up costs and undertaking its new business strategy, which included establishing an office in Surrey, British Columbia, Canada and retaining fulltime staff and consultants. Of the total amount expended in 1999 for general and administrative costs, $4,041,200 represents one-time, non-cash investor relations and expenses paid for through the issuance of stock.


Net Loss - the Company incurred a net loss of $478,600 and $5,552,100 for the fiscal years ended December 31, 2000 and 1999, respectively. The 1999 loss was the result of the expenses incurred by the Company during its development stage, which ceased in the third quarter of 1999, when it began to realize revenues from licensing its Internet based casino software.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

     1. the amount and timing of expenditures required to develop the Company's gaming software and its licensing and strategic relationships to enhance sales and marketing;

     2. changes in the growth rate of Internet usage and the interest of consumers in using Internet based gaming websites for recreation; and

     3. the emergence of new services and technologies in the market in which the Company now competes.

     4. the ability of licensees to ensure clearing of credit card and other e-commerce receipts are done on a timely basis.

The Company also faces foreign currency exchange risk as a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in the Company's annual and quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency and working capital ratio at December 31, 2000 were $123,900 and 0.5 to 1.0, respectively, compared to $215,600 and
0.3 to 1.0 at December 31, 1999, respectively. At December 31, 2000 and 1999, stockholders' deficit was $216,800 and $216,700, respectively. The working capital deficiency and stockholder deficit are attributable to the Company's being in the development stage throughout 1998 and the first half of 1999, during which time it generated no revenues. The decrease in the working capital deficiency in 2000 is attributable to an increase in licensing revenue, without an equivalent increase in costs along with the corporation raising $200,000 by way of a private placement and expensing $182,500 during the year through the issuance of stock in non-cash transactions. As discussed below, $30,000 of current liabilities at December 31, 2000 consisted of deferred revenue, which will not require an outlay of cash.

Effective April 8, 1999, the Company entered into a license with DCI, Inc. for use of the Company's technology. Under the terms of the DCI, Inc. license, the Company was obligated to provide a minimum of six new theme-oriented software packages and websites per year, along with updates and technical support, and development of specified electronic payment and accounting technology. During the first year of the DCI, Inc. license the Company provided the six packages required, along with special upgrades to the graphics and the games in two of the packages. The Company was also obligated to provide a monthly advertising rebate equal to the lesser of 10% of monthly net gaming revenue derived from DCI, Inc.'s use of its software or the amount expended by DCI, Inc. on advertising. The Company, in return, was to receive 40% of monthly net gaming revenue derived from use of the software by DCI, Inc. and 50% of upfront fees charged by DCI, Inc. to any sub-licensee. In the event the Company produces certain of its games on CD-ROM and enters into a reseller agreement with DCI, Inc., the Company was to receive 10% of gross revenue derived from DCI, Inc.'s sales of the software. DCI, Inc. was also obligated to spend $10,000 per month on advertising for each software package and website licensed from the Company. Under terms of an amendment to DCI, Inc.'s license dated May 1, 1999, the Company had the option to spend up to a specified amount on promotion of DCI, Inc.'s website in exchange for an additional 10% share of net gaming revenue, not to exceed the total amount spent by the Company on promotion.

In the fourth quarter of 2000, the Company approved a request by DCI Inc. to assign all of its rights and obligations under DCI, Inc.'s two non-exclusive licensing agreements to Manihi, Inc. The effective date of the assignment was September 23, 2000. Effective November 1, 2000 Manihi and the Company entered into a new 25 year exclusive license agreement. Under the terms of the Manihi agreement the Company is obligated to provide technical support for all new and existing casino gaming software. In return the Company is receiving thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net revenues derived from the Company's software and website packages. The Company will also receive fifty percent of gross revenue derived from upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from the sales of software to sub-licensees. Manihi is required to spend a minimum of $10,000 monthly advertising each software package.

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

The Company's budgeted capital  expenditures for the fiscal year ending December
31,  2001  are   approximately   $50,000  for  computer   upgrading  and  office
renovations.

During 1999, the Company raised $915,300 of net cash proceeds (including funding of subscription receivables) from exempt offerings or the private placements of Common Stock. Another $78,200 of cash was raised in connection with a convertible loan agreement. The loan obligation has an outstanding amount of $41,600, although the Company tendered the specified Common Stock. (See Legal Proceedings). Financing was also provided in 1999 in the form of advances from Diversified Cosmetics International Inc. ("Diversified"), a related party. The $98,700 of advances outstanding at December 31, 1999 represented various expenses paid by Diversified on the Company's behalf, prior to the Company establishing its own bank account. Though the advances bear no interest, during 1999, the Company paid Diversified $6,700 of management fees for handling its cash receipts and disbursements. During 2000, Diversified agreed to assume a Company receivable in exchange for its debt.

In January 2000 the Company commenced negotiations to raise an additional $200,000 of equity financing, which was completed by the end of April 2000. This financing raised an aggregate of $200,000 in cash in exchange for Common Stock of the Company, issued to 6 investors. For the purposes of financial statement reporting, the financing was reported at $382,500 due to the trading value of the securities at the time of issuance. Management is pursuing numerous potential financing sources to raise funds to cover its obligations for the next year, including existing equity holders and new sources, but no commitments have been received. Management believes that the Company's success in raising this additional financing will depend on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Management also believes that stockholders will continue to support the financing efforts of the Company as long as it continues to demonstrate that it can fulfill that business strategy.

The Company began realizing revenues from its licensing activities in June of 1999, and such revenues amounted to $90,900 through December 31, 1999. Revenues had increased to $900,600 for the December 31, 2000 year end. Revenues for the month of December 2000 had reached $110,000 which exceeds the Company's monthly expenditures of an estimated $85,000 per month. The Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financings to meet its short term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.


IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

NEW ACCOUNTING STANDARDS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, and SFAS No. 138, accounting for certain derivative instruments and certain hedging activities, is effective for the Company in fiscal 2001. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. Management is currently assessing the impact, if any, these standards may have on financial position and results of operations.

In December 1999, the Securities and Exchange Commission (SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria:

(1)  persuasive evidence of an arrangement exists,
(2)  delivery has occurred or services have been rendered,
(3)  the seller's price to the buyer is fixed or determinable, and
(4)  collectibility is reasonably assured.

SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company adopted the new guidance in fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or result of operations.


                            DESCRIPTION OF PROPERTY.

The Company leases 2000 square feet of commercial space at 3237 King George Highway, Suite 101-B, in Surrey, British Columbia, Canada. This facility houses all of the Company's functions including its software development, production, technical, marketing, and administrative operations. It also houses the Company's subsidiary I crystal Software and all of its functions. The Company entered into its lease on SEPTEMBER 4, 1999 and the lease runs until JANUARY 31, 2003. The Company's monthly rent payment is Cdn. $2,300.50(approximately U.S.$1,540). The Company also leases 768 square feet of commercial space at 750 West Pender, Vancouver, British Columbia, Canada, commencing August 1, 2000, for a term of one year. Monthly rental is Cdn. $2,350.23 (approximately U.S.$1,570).

The Company believes that existing facilities are adequate for its needs through the middle of the year 2002. Should the Company require additional space at that time, or prior thereto, the Company believes that such space can be secured on commercially reasonable terms and without undue operational disruption.


        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock as of APRIL 12, 2001 by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock,
(ii) each of the Company's directors and executive officers, and (iii) all current directors and executive officers as a group. As of April 12, 2001, there were 15,682,800 shares of Common Stock issued and outstanding.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                o DOWNLOAD TABLE

NAME AND ADDRESS                AMOUNT AND NATURE OF
OF BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP          PERCENT OF CLASS
----------------------          --------------------          ----------------

                             OFFICERS AND DIRECTORS:

Larry J. Hrabi(2)(7)            349,535                       2.2%

Gerald P. Slamko(3)(7)          1,037,327                     6.7%

Douglas J. Slamko(4)(7)         1,232,631                     7.9%

Derek Bodnarchuk(8)             100,000                        .6%

H. Rex Hollett(9)               200,000                       1.3%

                                5% STOCKHOLDERS:

AG Capital Management, Ltd.     1,000,000                     6.4%
P.O. Box 612
Times Square Providenciales
Turks 7, Caicos Islands, B.W.I

CEDE & Co. (5)                  5,012,815                     32%
P.O. Box 222 Bowling Green Station
New York, NY 10274

CTC, Inc.                       1,000,000                     6.4%
40 Hillsborough St
Roseau, Dominica,
West Indies

Diversified(6)                  2,500,000                     15.9%
1103 Toronto Dominion Tower
Edmonton Centre
Edmonton, Alberta
T5J 2Z1 CANADA

Digital Commerce Bank, Ltd.     1,000,000                     6.4%
1815 Hornby Street, Suite 404
Vancouver, B.C. V4Z 2E6

Power Star Corp.                1,450,000                     9.2%
33 Saint George Street
Commonwealth of Dominica

DIRECTORS AND OFFICERS AS A     2,919,493                     18.6%
GROUP (3 PERSONS): (7)


(1)Each of the directors and officers named can be reached at the Company's executive offices located at 3237 King George Hwy., Suite 101-B, Surrey, B.C. V5P 1B7 Canada, except for Gerald Slamko who can be reached at #206, 11062-156th Street, Edmonton, Alberta Canada. The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Mr. Hrabi is a shareholder of Diversified and based on his percentage owner-ship in that company indirectly owns approximately 99,535 shares of the Common Stock. Mr. Hrabi directly owns 100,000 shares of the Company's Common Stock. Includes 150,000 options granted in August 2000 to acquire Common Stock immediately exercisable at $.20 per share expiring in August 2001.

(3) Mr. GERALD P. SLAMKO is a shareholder of Diversified and based on his per-centage ownership in that company indirectly owns approximately 282,327 shares of Common Stock. Mr. Slamko's common law wife, Ms. Diane Dutnall, owns approximately 5,000 shares Common Stock through a percentage shareholding in Diversified. Mr. Slamko directly owns 650,000 shares of the Company's Common Stock. Includes 100,000 options granted in August 2000 to acquire Common Stock immediately exercisable at $.20 per share expiring August 2001.

(4)Mr. Douglas J. Slamko, a former officer and director of the Company, is a shareholder of Diversified. Mr. Slamko's wife, Linda Slamko, owns approximately 38,800 shares of Common Stock through a percentage shareholding in Diversified. Mr. Slamko directly owns 650,000 shares of the Company's Common Stock. Includes 300,000 options granted in August 2000 to acquire Common Stock immediately exercisable at $.20 per share expiring August 2001. Mr. Douglas J. Slamko resigned from all positions with the Company in 2000.

(5)These shares represent beneficial holdings held of record in brokerage accounts through Cede & Co.

(6)The shares of the Company's Common Stock owned by Diversified may be treated as beneficially held by Diversified stockholders prorata to their Diversified holdings including Doug Slamko (243,831 shares of Common Stock), his wife Linda Slamko (38,800 shares of Common Stock), Gerald Slamko (282,327 shares of Common Stock), his common law wife, Diane Dutnall (5,000 shares of Common Sock) and LARRY HRABI (99,535 shares of Common Stock) and the remaining stockholders of Diversified (73.5% held by approximately 300 persons) with such percentages subject to any distributions that may be made to creditors in the dissolution approved by Diversified's stockholders OCTOBER 7, 1999. As a result of that decision to dissolve, Diversified plans to distribute its shares of the Company, subject to payment of the outstanding obligations, to its shareholders.

(7)Includes percentage shareholdings in Diversified held by officers and directors of the Company. The percentage ownership of Company Common Stock held by the stockholder through ownership in Diversified does not take into account the costs which will be associated with dissolving that company. A certain portion of Company Common Stock held by Diversified will likely be used to cover costs associated with its dissolution thereby reducing pro-rata the Common Stock ownership of Diversified shareholders.

(8)Includes 100,000 options granted in August 2000 to acquire Common Stock immediately exercisable at $.20 per share expiring August 2001.

(9)Includes 200,000 options granted in August 2000 to acquire Common Stock immediately exercisable at $.20 per share expiring August 2001.

                               CHANGES IN CONTROL

There are no arrangements which would result in a change in control of the Company.

ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Although the Company's BYLAWS provide for a Board of Directors consisting of not less than two nor more than five directors, and the number is determined by a properly approved resolution of the Board. The Board currently consists of three
(3) directors.

                        DIRECTORS AND EXECUTIVE OFFICERS

                            o ENLARGE/DOWNLOAD TABLE


NAME                  AGE     POSITION

                             OFFICERS AND DIRECTORS:

Larry J. Hrabi        49     Director, Chairman and Chief Executive Officer of
                             the Company.
                             Director and Chief Executive Officer of I crystal
                             Software.

Gerald P. Slamko      44     Vice President, Treasurer and Chief Financial
                             Officer of the Company
                             Director, Treasurer and Chief Financial Officer of
                             I crystal Software

Derek Bodnarchuk      26     Director and President.

H. Rex Hollett        69     Director.

                            SENIOR TECHNOLOGY PERSONNEL:

Fabrice L'Heureux     29     Project Development Coordinator and Creative
                             Director.


LARRY J. HRABI is the Chairman of the Company's Board of Directors and its Chief Executive Officer. Mr. Hrabi has been a Director since DECEMBER 10, 1998 and the Chief Executive Officer of the Company since DECEMBER 10, 1998. Mr. Hrabi has also served as a Director and the Chief Executive Officer of the Company's wholly owned subsidiary, I crystal Software since AUGUST 17, 1999. Prior to joining the Company Mr. Hrabi was the President of Klein's Hair Care Centre, a private manufacturing company he has owned since 1975. Mr. Hrabi is also the President and major shareholder of Cleanse-Rite Solutions.

GERALD P. SLAMKO is the Company's Vice President, Treasurer and Chief Financial Officer and has served in that capacity since DECEMBER 10, 1998. Mr. Slamko has also served as a Director, Treasurer and the Chief Financial Officer of the Company's wholly owned subsidiary, I crystal Software, since AUGUST 17, 1999. Mr. Slamko has been a member of the Canadian Institute of Chartered Accountants of Alberta for the past 15 years. For more than 15 years Mr. Slamko has been the president and a director of GERALD P. SLAMKO Professional Corporation, a partner in the firm of Slamko Visser, chartered accountants. Slamko Visser provides accounting services to the Company. Mr. Slamko has over 15 years of corporate development and accounting experience. Since 1987 Mr. Slamko has also been a director of Diversified. Mr. Slamko is the brother of Douglas J. Slamko, the Company's President, and Leonard Slamko who served as a director of the Company until he entered into a consulting relationship with the Master Licensee.

DEREK BODNARCHUK has been a member of the Company's Board of Directors since , November 3, 1999, and has been President since July 2000. Mr. Bodnarchuk is the president of 591879 BC Ltd., a drive-through coffee kiosk established in October 1999 which is operated as Celestial Blends Coffee. From August through January of 1999 Mr. Bodnarchuk was the Manager of Delrios Restaurants. Prior to that he was a martial arts instructor at the Academy of Martial Arts and Inner Power from December 1997 through December 1998. From June 1995 to December 1997 he was a waiter at Delrios Restaurant.

HENRY REX HOLLETT has been a director of the Company since March 2000. For the past 44 years Mr. Hollett has been the president and owner of B & H Tire, Ltd. He also is presently on the council for the District of North Cowichan, British Columbia, Canada, where he has held the title of Mayor for over 10 years.

FABRICE L'HEUREUX is not an executive officer but has been the Company's Software Development Manager since JULY 1, 1999. Under a service CONTRACT the Company entered into with 4250 Investments Ltd., Mr. L'Heureux is responsible for development and design of the company's and licensees WEBSITES and the Company's overall creative and graphic design of Company software. Mr. L'Heureux graduated form Laval University in 1995 with a degree in Communications and Graphic Design and a degree in "ALIAS WAVEFRONT 3-D SOFTWARE FOR THE MOTION PICTURE INDUSTRY". He has designed numerous WEBSITES and was the Art Director and Multi-media Producer for ITV.net, an Internet broadcaster based in Vancouver, B.C. He is also a creator and designer of the MetroBingo software acquired by the Company.


                             EXECUTIVE COMPENSATION

The following table shows, for the three-year period ended DECEMBER 31, 1999, the cash and other compensation paid to the Company's Chief Executive Officer. No other executive officer had annual compensation in excess of $100,000 during such period.



                           SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

                                        o
                                    LONG-TERM
                                                   COMPENSATION

                           ANNUAL COMPENSATION AWARDS
                                                      PAYOUTS
                                                                          COMMON

                                                  NAME AND STOCK
                                                       UNDER
             PRINCIPAL OTHER ANNUAL OPTION/SAR'S PREFERRED LTIP ALL
                                                       OTHER
          POSITION YEAR SALARY BONUS COMPENSATION GRANTED STOCK PAYOUTS
                                                   COMPENSATION



LARRY HRABI     Chief Executive     2000     $70,500(1)     $2,667         --     --     --
                Officer             1999     $6,000         $2,667         --     --     --     --
                                    1998          0            --          --     --     --     --

(1) Mr. Hrabi's Service CONTRACT with the Company provided that he be granted 100,000 shares of Common Stock on or prior to NOVEMBER 1, 2000. The compensation represented by the issuance of such stock is being recognized monthly by THE COMPANY and Mr. Hrabi during the twelve month period commencing November 1999 at a rate of $1,333. Additionally in August 2000, Mr. Hrabi was granted 150,000 options to acquire Common Stock, which are immediately exercisable at $.20 per share and which expire in August 2001.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

On APRIL 4, 2000 the Company's Directors approved the 2000 Incentive Plan of the Company subject to approval of the Company's Stockholders at the Special Meeting of stockholders of the Company, which approval was granted by the Stockholders in JUNE 2000. Prior to April 2000, had no employee stock option or other incentive plans. To date, the Company has issued 1,350,000 options to acquire the Common Stock to various officers, directors and employees of the Company exercisable at $.20 per share, all of which vested immediately upon issuance and which expire in August 2001.


                            COMPENSATION OF DIRECTORS

The directors of the Company are not compensated for their services although such directors may from time to time be awarded options or other incentives under the Company's 2000 Incentive Plan.


                     CONTRACTUAL ARRANGEMENTS FOR EMPLOYMENT

On FEBRUARY 3, 1999 the Company entered into a Service CONTRACT with Leonard Slamko, whereby he agreed to serve as a marketing consultant to the Company to develop, maintain and monitor its marketing strategies. This Service CONTRACT could be terminated at any time upon the provision of 14 days notice by either party and was terminated by the Company on DECEMBER 2, 1999 at which time Mr. Slamko entered into a consulting agreement with the Master Licensee. Under the Service CONTRACT Mr. Slamko was paid $5000 per month and was entitled to receive 100,000 shares of Common Stock prior to FEBRUARY 3, 2000, unless the Service CONTRACT had been previously terminated. Although the Company was not obligated to issue the shares of Common Stock to Mr. Slamko upon the termination of the Service CONTRACT on DECEMBER 2, 1999, all 100,000 shares of Common Stock were issued to Mr. Slamko in recognition for marketing services rendered to THE COMPANY during the 10 months he served under his service CONTRACT.

On JULY 1, 1999 the Company entered into a Service CONTRACT with 4250 Investments Ltd., a personal CONTRACT company whereby Mr. L'Heureux will act as the Company's Software Development Manager to develop WEBSITES for its corporate and licensee clients, to administer its software development project and to oversee the overall creative, graphic direction and design efforts of THE COMPANY. This Service CONTRACT may be terminated at any time upon the provision of 14 days notice by either party. Under the Service CONTRACT 4250 Investments Ltd. was paid $4000 per month, subject to performance reviews every three months at which time the amount of compensation could be adjusted upward in the discretion of the president. On NOVEMBER 1, 1999 monthly compensation was increased to $5,000 per month.

On NOVEMBER 1, 1999 the Company entered into a Service CONTRACT with Mr. LARRY HRABI whereby Mr. Hrabi will perform consulting work to develop and oversee Company investor relations, and the Company's overall licensing, sales and marketing efforts. This Service CONTRACT may be terminated at any time upon the provision of 14 days notice by either party. Under the Service CONTRACT Mr. Hrabi was paid US$70,500 on an annual basis, and was entitled to receive 100,000 shares of Common Stock prior to NOVEMBER 1, 2000, unless the Service CONTRACT has been previously terminated by either party. All 100,000 shares of Common Stock were issued to Mr. Hrabi on JANUARY 11, 2000.

On DECEMBER 2, 1999 the Company entered into a Service CONTRACT with Douglas Slamko, whereby Mr. Slamko agreed to serve as president of the Company to organize, implement and oversee overall operations and to direct the Company's marketing program. This Service CONTRACT may be terminated at any time upon the provision of 14 days notice by either party. Under the Service CONTRACT, Mr. Slamko is paid $5000 per month, and was entitled to receive 100,000 shares of Common Stock on or prior to FEBRUARY 3, 2000, for services provided in 1999 unless the Service CONTRACT had been previously terminated by either party. All 100,000 shares of Common Stock were issued to Mr. Slamko on JANUARY 11, 2000. Mr. Douglas Slamko resigned his positions with the Company in 2000.


                        REPORT ON PRICING OF OPTIONS/SARS

The Company had no stock option plan during the fiscal year ending DECEMBER 31, 1999. Of the 1,350,000 Common Stock options granted as of August 2000, all were granted at an exercise price of $.20 per share, which was the fair market value as of that date.


                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On DECEMBER 1, 1998, the Company entered into the Diversified License with Diversified, whereby the Company agreed to license, for a period of five years, the Internet based casino software developed by Diversified. As consideration for the license of the casino software, the Company agreed to pay a royalty of 10% of the net revenues it obtained from the casino software to Diversified, and Diversified was granted the Put Option to require the Company to purchase all of the rights to the casino software from Diversified for 2,500,000 shares of THE COMPANY's Common Stock. Messrs. Doug Slamko, previous officer and director, Gerald Slamko and LARRY HRABI, current officers and directors of the Company, are also shareholders of Diversified. At the time the Diversified License was entered into the Company was managed by Mr. Robert Wallace, who, in arms length negotiations, entered into the Diversified License with Diversified. Messrs.
Hrabi, Douglas Slamko and Gerald Slamko subsequently became shareholders, officers and directors of the Company on when Diversified exercised the Put Option. Thus, the transaction was negotiated on an arms length basis on terms fair to the Company from the perspective of its management at the time of the transaction.

On DECEMBER 10, 1998, Diversified exercised the Put Option and the Company acquired the casino software from Diversified for 2,500,000 shares of its Common Stock, issued to Diversified, as well as additional consideration in the form of a promissory note for Cdn$100,000 (approximately U.S.$65,000) issued to Diversified for continued development work performed on the casino software (the "DIVERSIFIED TRANSACTION"). As a result of the Diversified Transaction, the 10% royalty obligation was extinguished. Prior to the Diversified Transaction, THE COMPANY became obligated to issue 2,000,000 shares of Common Stock to Doug
Slamko, Gerald Slamko, Leonard Slamko and Pat VanBoximeer, their sister, as payment for future services to be performed for the Company over the next twelve months. Such shares were subsequently issued on DECEMBER 10, 1998. Additionally, on December 16, 1998, 2,500,000 shares of Common Stock were sold to certain individuals who facilitated the transfer of the software from Diversified to THE COMPANY. Douglas J. Slamko, the former president of the Company, is also a director, the Chief Executive Officer, the President and a shareholder of Diversified and his wife is a shareholder of Diversified. GERALD P. SLAMKO the Vice President, Treasurer and Chief Financial Officer of the Company is also a Director, Secretary, Treasurer and a shareholder of Diversified and his common law wife is a shareholder of Diversified. Leonard Slamko served as a director of the Company until he entered into a consulting relationship with the Master Licensee, and he is also a shareholder of Diversified.

Subsequent to the transfer of technology and prior to the date when the Company established its own bank account in late 1999, all cash transactions were deposited in and disbursed from Diversified's bank account. Diversified has also paid various expenses on the Company's behalf. The net effect of these circumstances has resulted in the Company owing Diversified $98,700 at DECEMBER 31, 1999. The advances bear no interest since they are among related parties but during the 1999 the Company recorded a $6,700 of management fees to Diversified for the services provided by Diversified.

On APRIL 8, 1999 the Company entered into an Agreement with the Master Licensee whereby the Company agreed to license to the Master Licensee a minimum of 6 new casino software packages and WEBSITES per year, and to provide any updates to such casino software and WEBSITES for a term of 10 years at no extra cost. The Agreement grants the Master Licensee the right to extend the license for an additional five years. Under the Agreement, the Company will be entitled to 40% of the Net Gaming Revenue derived from revenue generated by the casino or WEBSITES licensed to the Master Licensee. Net Gaming Revenue is defined in the Agreement as gross revenues less customer payouts, e-cash charges, fees, holdbacks, and chargebacks, and taxes or levies to which the Master Licensee is subject. Additionally, the Company will be entitled to 50% of up-front fees charged by the Master Licensee to any sub-licensees, and 10% of revenue derived from sales of the software. Under the terms of an amendment to the Licensing Agreement the Company has the option to spend up to a specified amount on promotion of the Master Licensee's WEBSITE in exchange for an additional 10% share of net gaming revenue, not to exceed the total amount spent by THE COMPANY. At the time the Master License was entered into the parties engaged in an arms length negotiation of the terms of the Master License and Mr. Leonard Slamko abstained from voting on the matter as a director. Leonard Slamko, a director of the Company at the time the Agreement was entered into, has entered into a consulting arrangement with the Master Licensee.

Effective APRIL 14, 1999, issued 1,000,000 shares of Common Stock pursuant to a Letter of Intent with Digital Commerce Bank, Ltd. ("DIGITAL COMMERCE") where in exchange for such shares Digital Commerce issued to the Company a merchant number for use in processing credit card transactions. A non-refundable up front fee for receipt of the Digital Commerce merchant number was paid by the Company and recorded as an expense of $1,436,500. Although Digital Commerce is a shareholder of the Company and provides merchant banking services to Company licensees, no other relationship exists between the Company and Digital Commerce.

On OCTOBER 7, 1999, the Company agreed to issue 1,000,000 shares of Common Stock valued at $180,000 to CTC Inc., in lieu of payment by the Company of a one-time service fee for the provision of electronic commerce and cash services. All 1,000,000 of these shares were subsequently issued on JANUARY 11, 2000. Although CTC is a shareholder of the Company and provides merchant banking services to Company licensees, no other relationship exists between the Company and CTC.

On OCTOBER 15, 1999 the Company entered into an additional Agreement with the Master Licensee whereby the Company agreed to license to the Master Licensee three new casino software packages and WEBSITES, including updates to such casino software and WEBSITES for a term of 10 years. Under this Agreement the Master Licensee has the right to extend the license indefinitely. Under the Agreement, the Company is to be paid a fee of $100,000, payable in installments, of which $67,000 has already been paid, with the remaining $33,000 is to be paid upon completion of the third casino software package and WEBSITE. The Company will also be entitled to 40% of the Net Gaming Revenue derived from revenue generated by the casino or WEBSITES licensed to the Master Licensee, up to the first $100,000 generated per month, and 30% of Net Gaming Revenue generated per month over $100,000. The Master Licensee shall be required to spend 10% of monthly Net Gaming Revenue on advertising, all of which shall be subject to a rebate by the Company. The Company had agreed to license one MetroBingo software package and WEBSITES to the Master Licensee for no charge and a second such software package and WEBSITE for a fee of $200,000, provided that a deposit of $10,000 was paid to the Company by DECEMBER 31, 1999 and a second deposit of $40,000 was paid on JANUARY 31, with the balance due on completion of the software package. Neither deposit was paid and the Metrobing site will not be provided. Leonard Slamko, a director of the Company at the time the Agreement was entered into, has entered into a consulting arrangement with the Master Licensee. Leonard Slamko is the brother of Douglas Slamko and Gerald Slamko. At the time the Agreement was entered into, the parties engaged in an arms-length negotiation of the terms of the Agreement and Mr. Leonard Slamko abstained from voting on the matter as a director.

On MAY 1, 1999, the Company and the Master Licensee amended the APRIL 8, 1999 Agreement to provide that Company could spend up to $70,000 to promote its Internet casino WEBSITE over a six month period beginning MAY 1, 1999. In return the Company was eligible to retain up to an additional 10% of Net Gaming Revenue until such time as either the total of $70,000 was spent on such promotional activities or DECEMBER 31, 1999. The term of this amendment has expired and approximately $70,000 was spent by the Company in furtherance of that amendment during its term. Leonard Slamko, a director of the Company at the time the Agreement was entered into, has entered into a consulting arrangement with the Master Licensee. Leonard Slamko is the brother of Douglas Slamko and Gerald Slamko. At the time the amendment to the Agreement was entered into, the parties engaged in an arms-length negotiation of the terms of the Agreement and Mr. Leonard Slamko abstained from voting on the matter as a director.

On AUGUST 28, 1999, the Company entered into an Agreement with Power Star pursuant to which the Company purchased the rights to certain software known as MetroBingo that was being developed by Power Star in exchange for an aggregate of 1,450,000 shares of Common Stock valued at $275,500. Fabrice L'Heureux, THE COMPANY's Project Development Coordinator and Creative Director through THE
COMPANY's Service CONTRACT with 4250 Investments Ltd., formerly provided services to Power Star in connection with the creation and development of the MetroBingo software. At the time the Agreement was entered, Mr. l'Heureux was not an employee of the Company and the transaction was the result of arms length negotiations between the Company and PowerStar.

Through September 30, 2000, the Company had received $164,000 of upfront fees from DCI, Inc. for development of specified software packages. Recognition of the fees received is deferred until such time as the software packages have been fully developed. Once development is complete, the fees are recognized over a five-year term which is the estimated period over which the Company expects to provide ongoing maintenance, support and upgrades for these software packages.

In the fourth quarter of 2000, the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000.

The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2000 and 1999, the Company incurred $37,800 and $22,000, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had accounts payable of $18,800 due to Slamko Visser at December 31, 2000.

The Company owed certain stockholders $19,000 for advances made to the Company during 1999, when it was in its development stage. In 2000, the stockholders agreed to settle $14,600 of the obligation by accepting the assignment of a receivable from DCI, Inc. the Company had advances from stockholders of $4,400 at December 31, 2000.

During 2000, the Company owed Diversified $102,100. During the third quarter 2000, the Company repaid $49,700 of this amount, and Diversified agreed to settle the remaining $52,400 obligation by accepting the assignment of a receivable from DCI, Inc.


                           DESCRIPTION OF SECURITIES.

The Company's CERTIFICATE OF INCORPORATION authorizes a total share capital of 30,000,000 of which all such shares are designated as Common Stock, par value $0.01 per share. There are no preemptive rights associated with these securities and no cumulative voting is authorized by the BY-LAWS.

Each shareholder is entitled to one vote for each share of Common Stock owned of record. The holders of shares of Common Stock do not possess cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of THE COMPANY's directors. Holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company's board of directors may determine. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to THE COMPANY's shareholders will be distributed ratably among the holders of the shares outstanding at the time. Holders of the Company's shares of Common Stock have no preemptive, conversion, or subscription rights, and the Company's shares of Common Stock are not subject to redemption. All the Company's outstanding shares of Common Stock are fully paid and non-assessable.

There are no restrictions in the Company's CERTIFICATE OF INCORPORATION, as amended to date or its current , which restrict or inhibit changes in the voting control or ownership in the Company.


    MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

The Company's shares of Common Stock formerly traded on the OTC Bulletin Board Market under the trading symbol "ICRS." The Company's Common Stock initially began trading on the OTC Bulletin Board on MAY 20, 1998 under the symbol "CGSI." The Company changed its name to SoftNet Industries Inc. on NOVEMBER 18, 1998 and the Company's trading symbol was subsequently changed to "SFNT" on NOVEMBER 24, 1998. On JULY 29, 1999 the Company's name was changed to I crystal Inc. due to a conflicting name being used by another company and its trading symbol was changed to "ICRS" on AUGUST 3, 1999 until March 1999 when the Company's symbol changed to "ICRSE." On APRIL 5, 2000 the Company's stock began trading on the National Quotation Bureau's pink sheets. Asof APRIL 12, 2001, there were approximately 102 holders of record and approximately 15,682,800 shares of Common Stock outstanding. The high and low bid prices of the Company's Common Stock for each quarter of its last two fiscal years as quoted from the OTC Bulletin Board were:


           QUARTER                     HIGH BID PRICE     LOW BID PRICE



           1st Quarter 1999 (SFNT)              $4.06             $1.38
           2nd Quarter 1999 (SFNT)              $2.00             $0.55
           3rd Quarter 1999 (SFNT)              $0.56             $0.33

           3rd Quarter 1999 (ICRS)              $0.40             $0.13
           4th Quarter 1999 (ICRS)              $0.26             $0.14
           1st Quarter 2000 (ICRS)              $0.90             $0.16
           2nd Quarter 2000 (ICRS)              $0.40             $0.30
           3rd Quarter 2000 (ICRS)              $0.35             $0.16
           4th Quarter 2000 (ICRS)              $0.35             $0.09



These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                               LEGAL PROCEEDINGS.

The Company is currently not a party to any legal proceedings.


                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

                    RECENT SALES OF UNREGISTERED SECURITIES.

The following sets forth certain information concerning the currently outstanding securities of the Company which were sold or issued by the Company during the last three years without the registration of the securities under the Securities Act in reliance on exemptions from such registrations requirements.

At DECEMBER 31, 1996 there were 3,000,000 shares of Common Stock issued and outstanding (without giving effect to the 8:1 reverse stock split undertaken in Fall 1998). On DECEMBER 30, 1997, the Company sold an aggregate of 130,000 shares of the Company's Common Stock to less than thirty-five investors, for an aggregate of $6,500 in cash. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 505 of Regulation D thereunder.

On JULY 6, 1998, the Company issued, for an aggregate of $15,000 in services, an aggregate of 3,000,000 shares (or 375,000 shares after giving effect to the 8:1 reverse stock split) of the Company's Common Stock to the former president of the Company in a private transaction between him and the Company with an ascribed value of $3800 in exchange for services rendered. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 505 of Regulation D thereunder. As a result of the above, there were 6,130,000 shares of Common Stock of the Company issued and outstanding without giving effect to the 8:1 reverse stock split and 766,250 shares after the reverse split. Unless otherwise indicated, all share data set forth below gives effect to the reverse split.

On DECEMBER 10, 1998, the Company issued 2,500,000 shares of its Common Stock to Diversified when Diversified exercised the option granted to it on DECEMBER 1, 1998. The transaction for Diversified's casino software was valued at $25,000. The Company also delivered a Cdn$100,000 (U.S.$65,000) Note for additional development undertaken by Diversified after the transaction. The note was subsequently paid. Certain officers and shareholders of Diversified are directors or executive officers of the Company. Diversified is a corporation organized under the laws of Alberta with a number of shareholders, including certain officers and directors of the Company. The transaction was negotiated between the Company and Diversified. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 506 of Regulation D thereunder as a private transaction between the two entities, not involving a public offering. The 2,500,000 shares continue to be held by Diversified and no distribution of the shares has been made.

On DECEMBER 10, 1998, the Company issued 2,000,000 shares of Common Stock to four persons, three of whom are officers and directors, and one of whom was their adult sister and all of whom are residents in Canada. The consideration consisted of a $20,000 cash subscription receivable and services in the amount of $60,000 to be rendered to the Company by the officers and directors and cash paid by all parties. The services were rendered throughout 1999 and the $20,000 was paid in March 1999. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 506 of Regulation D thereunder as a private transaction between the Company and 3 related parties and one party with prior knowledge and understanding of the Company.

On DECEMBER 16, 1998, the Company issued 2,500,000 shares of Common Stock to persons all of which are residents of Canada in exchange for $25,000 in subscription receivables and for services rendered to the Company in the amount of $75,000 by the individuals, including persons who provided promotional and investor services. To the extent that U.S. securities laws were applicable to the issuance, the issuance was of exempt securities made in reliance on Section 3(b) of the Securities Act and under Rule 504 (as in effect on that date) of Regulation D thereunder.

On MARCH 30, 1999, the Company sold, for an aggregate of $800,300 cash, net of issue costs, and investor relation services recorded at $2,272,800, a total of 1,914,000 shares of its Common Stock to less than thirty-five investors including individuals resident in Canada and the United States. The transaction was undertaken as a direct transaction between the Company and the investors. To the extent that U.S. securities laws were applicable to the issuance, the issuance was intended to quality as exempt securities in reliance on Section 3(b) of the Securities Act and Regulation D thereunder specifically under Rule 504 (as in effect on that date). The Company reached the conclusion that the exemption was available by calculating the net cash proceeds of the offering.

Effective APRIL 14, 1999, the Company issued 1,000,000 shares of Common Stock pursuant to a Letter of Intent with Digital Commerce whereby Digital Commerce would issue to the Company a merchant number for use in processing credit card transactions. A non-refundable up front fee for receipt of the Digital Commerce merchant number was paid by the Company and recorded as an expense of $1,436,500. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 506 of Regulation D thereunder as a private transaction negotiated between the two entities and in connection with their overall business transaction.

On AUGUST 16, 1999, the Company received a convertible loan in the amount of $78,196 from West Peak. The proceeds of the loan were paid to the Company through Diversified which acted as account manager for the Company. The loan was repayable as of NOVEMBER 30, 1999, and bore an interest rate equal to the U.S. prime rate plus 2%. Although the Company converted the principal into 200,000 shares of Common Stock in December 1999, in February 2000 West Peak filed suit claiming breach of the terms of the loan and claimed as damages repayment of the principal amount of approximately $78,200 plus interest and costs. For purposes of the registration statement the shares are treated as not outstanding at APRIL 3, 2000, without prejudice to the Company's position in the litigation. To the extent the U.S. securities laws applied to the loan and the conversion, the transaction with West Peak, a Canadian entity with business and investment experience, was undertaken as a private transaction between the Company and West Peak in reliance of Section 4(2) of the Securities Act and under rule 506 of Regulation D thereunder.

On AUGUST 28, 1999, the Company entered into an Agreement with Power Star pursuant to which the Company purchased all of the rights to certain software known as MetroBingo that was being developed by Power Star in exchange for 1,450,000 shares of Common Stock with an aggregate value of $275,500. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 505 and 506 of Regulation D thereunder as a private transaction negotiated between the two entities not involving a public offering.

On OCTOBER 5, 1999, the Company agreed to issue 1,000,000 shares of Common Stock to AG Capital Management, Ltd. ("AG CAPITAL") in exchange for cash and services rendered in the aggregate amount of $200,000. All 1,000,000 of these shares were subsequently issued on JANUARY 11, 2000. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 506 of Regulation D thereunder as a private transaction negotiated between two entities, not involving a public offering.

In December 1999,  the Company agreed to issue 1,000,000  shares of Common
Stock valued at $180,000 to CTC, in lieu of payment by of a one-time service fee for the provision of electronic commerce and cash services. All 1,000,000 of these shares were subsequently issued on JANUARY 11, 2000. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 506 of Regulation D thereunder as a private transaction negotiated between two entities, not involving a public offering.

In July 2000, the Company issued 1,000,000 shares of the 2000 Subscriptions to approximately 6 non-U.S. resident investors for an aggregate of US$200,000 in cash. The 2000 Subscriptions have "PIGGY-BACK" registration rights for a period of one year in the event the Company proceeds to register shares of Common Stock under the Securities Act of 1933. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Rule 506 under Regulation D and in any event under Section 4(2) as a private transaction, not involving a public offering.

Additionally, the Company has issued Common Stock in exchange for services rendered by the following companies and individuals. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and under Rule 701 thereunder with respect to the individuals listed and Rule 506 with respect to the entities based on their knowledge of the Company and its business and general investment experience:


NAME                    DATE OF ISSUE     NUMBER OF SHARES     PRICE PER SHARE     AGGREGATE PRICE

RSA Software               4-22-99             25,000              $1.35               $33,800

734633 Alberta Ltd.        6-28-99            127,500              $0.50               $63,800

Sean Comeau                7-01-99            100,000              $0.47               $47,000

Larry J. Hrabi            11-01-99            100,000              $0.16               $16,000

Douglas J. Slamko         12-02-99            100,000              $0.17               $17,000

Leonard Slamko            12-02-99            100,000              $0.17               $17,000



                   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Article Eight of the Company's provides that the directors of the Company shall not be liable to the Company or the shareholders of the Company for a breach of fiduciary duty unless such breach involves (1) the director's duty of loyalty to the Company, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (3) liability for unlawful payments of dividends or stock purchases or redemption's by THE COMPANY, or (4) a

                          ICRYSTAL, INC. AND SUBSIDIARY

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                                               TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                      DECEMBER 31, 2000 AND 1999

                                                                           PAGE
INDEPENDENT AUDITOR'S REPORT.................................................1



CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet...........................................................2

     Statement of Operations.................................................3

     Statement of Stockholders' Deficit......................................4

     Statement of Cash Flows.................................................5

     Notes to Consolidated Financial Statements............................6-16

                                                                  MOSS ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders iCrystal, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of iCrystal, Inc. (formerly named I Crystal, Softnet Industries, Inc. and Cable Group South, Inc.) and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iCrystal, Inc. and Subsidiary as of December 31, 2000, and the results of their consolidated operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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




/s/ MOSS ADAMS LLP
----------------------
Bellingham, Washington
March 25, 2001

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------



                                     ASSETS

CURRENT ASSETS
  Cash                                                          $         7,700
  Accounts receivable                                                   110,300
                                                                        -------
     Total current assets                                               118,000
PROPERTY AND EQUIPMENT, net                                              32,100
                                                                         ------

TOTAL ASSETS                                                    $       150,100
                                                                      =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                              $       170,300
  Deferred revenue                                                       30,000
  Note payable                                                           41,600
                                                                         ------
     Total current liabilities                                          241,900

LONG-TERM LIABILITIES
  Advances from stockholders                                              4,400
  Deferred revenue                                                      120,600
                                                                        -------
     Total liabilities                                                  366,900
                                                                        =======

STOCKHOLDERS' DEFICIT
  Common stock, $0.01 par value, 30 million shares
     authorized; 15,682,800 shares outstanding                          156,900
  Additional paid-in capital                                          5,893,300
  Deferred compensation                                                 (12,800)
  Accumulated deficit                                                (6,254,200)
                                                                     ----------
     Total stockholders' deficit                                       (216,800)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       150,100
                                                                      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                          YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



                                                          2000           1999
                                                          ----           ----
REVENUE
Software royalties                                   $   900,600        $90,900
                                                     -----------        -------
OPERATING EXPENSES
General and administrative                               950,800      4,862,700
Research and development                                 376,300        658,000
Sales and marketing                                       44,300        108,500
                                                          ------        -------
Total operating expenses                               1,371,400      5,629,200
                                                       ---------      ---------
LOSS FROM OPERATIONS                                    (470,800)    (5,538,300)
                                                        --------     ----------
OTHER EXPENSE
Finance costs                                              1,000         12,000
Interest                                                   6,800          1,800
                                                           -----          -----
Total other expense                                        7,800         13,800
                                                           -----         ------
NET LOSS BEFORE PROVISION FOR INCOME TAXES              (478,600)    (5,552,100)
PROVISION FOR INCOME TAXES                                     -              -
                                                       ---------      ---------
NET LOSS                                             $  (478,600)   $(5,552,100)
                                                     ===========    ===========

EARNINGS (LOSS) PER SHARE
Basic and diluted                                        $ (0.03)       $ (0.52)
                                                         =======        =======






 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                      Common Stock              Additional          Stock
                                                                ---------------------------      Paid-in         Subscription
                                                                 Shares          Amount          Capital          Receivable
                                                                 ------          ------          -------          ----------
BALANCE, December 31, 1998                                        7,766,300        $ 77,700  $       180,800   $       (45,000)
Stock issued for cash, net of $156,600 issue costs                  848,000           8,500           861,800                 -
Stock issued for services and research and development            3,616,000          36,100         2,658,200                 -
Stock issued to employees and
consultants for services                                          2,452,500          24,600         1,770,500                 -
Collection of stock subscription receivable                               -               -                 -            45,000
Amortization of deferred compensation                                     -               -                 -                 -
Net loss                                                                  -               -                 -                 -
                                                                -----------     -----------       -----------          --------
BALANCE, December 31, 1999                                       14,682,800         146,900         5,471,300                 -
Stock issued for cash and services                                  523,000           5,200           194,800                 -
Stock issued for services                                           477,000           4,800           177,700                 -
Stock-based compensation - stock options                                  -               -            37,500                 -
Amortization of deferred compensation                                     -               -                 -                 -
Contributed capital                                                       -               -            12,000                 -
Net loss                                                                  -               -                 -                 -
                                                                -----------     -----------       -----------          --------
BALANCE, December 31, 2000                                       15,682,800       $ 156,900       $ 5,893,300  $              -
                  === ====                                      ===========     ===========       ===========    ===============


                                                                    Deferred         Accumulated
                                                                  Compensation         Deficit            Total
                                                                  ------------         -------            -----

BALANCE, December 31, 1998                                           $ (55,000)     $   (223,500)      $   (65,000)
Stock issued for cash, net of $156,600 issue costs                           -                 -           870,300
Stock issued for services and research and development                 (16,000)                -         2,678,300
Stock issued to employees and
consultants for services                                              (110,800)                -         1,684,300
Collection of stock subscription receivable                                  -                 -            45,000
Amortization of deferred compensation                                  122,500                 -           122,500
Net loss                                                                     -        (5,552,100)       (5,552,100)
                                                                --------------      ------------       -----------
BALANCE, December 31, 1999                                             (59,300)       (5,775,600)         (216,700)
Stock issued for cash and services                                           -                 -           200,000
Stock issued for services                                                    -                 -           182,500
Stock-based compensation - stock options                                     -                 -            37,500
Amortization of deferred compensation                                   46,500                 -            46,500
Contributed capital                                                          -                 -            12,000
Net loss                                                                     -          (478,600)         (478,600)
                                                                --------------      ------------       -----------
BALANCE, December 31, 2000                                           $ (12,800)     $ (6,254,200)      $  (216,800)
                                                                ==============      ============       ===========







 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2000 AND 1999

                           Increase (Decrease) in Cash

                                                                 2000              1999
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (478,600)     $ (5,552,100)
Adjustments to reconcile net loss to
net cash used in operating activities
Amortization of deferred compensation                             46,500           122,500
Depreciation                                                       5,400             1,600
Stock-based compensation - stock options                          37,500                 -
Noncash research and development expenses
incurred in exchange for stock                                         -           309,300
Noncash general and administrative expenses
incurred in exchange for stock                                   194,500         4,041,200
Changes in operating assets and liabilities
Accounts receivable                                             (101,600)          (75,700)
Prepaid expenses                                                     900              (900)
Accounts payable                                                  98,200            72,100
Deferred revenue                                                  83,600            67,000
                                                                  ------            ------
Net cash from operating activities                              (113,600)       (1,015,000)
                                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                              (40,600)          (19,500)
Proceeds from sales of property and equipment                     21,000                 -
                                                                  ------           -------
Net cash flows from investing activities                         (19,600)          (19,500)
                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances                                    200,000           836,400
Advances from (to) related parties, net                          (46,300)           98,700
Proceeds from loan advance                                             -            78,200
Principal payments on note payable                               (36,600)                -
Collection of stock subscription receivables                           -            45,000
                                                                 -------         ---------
Net cash from financing activities                               117,100         1,058,300
                                                                 -------         ---------

NET CHANGE IN CASH                                               (16,100)           23,800
CASH, beginning of period                                         23,800                 -
                                                                  ------          --------

CASH, end of period                                              $ 7,700          $ 23,800
                                                                 =======          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                    $ 6,700           $ 1,600
                                                                 =======           =======
Income taxes paid                                                    $ -               $ -
                                                                 =======           =======
NONCASH TRANSACTIONS
Stock issued for future services                                     $ -         $ 126,800
                                                                 =======           =======
Assignment of accounts receivable for settlement of
advances from related party and stockholders                    $ 67,000               $ -
                                                                 =======           =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 1 -  ORGANIZATION,  CESSATION OF  DEVELOPMENT  STAGE  OPERATIONS  AND GOING
CONCERN


        ORGANIZATION AND CHANGE IN NAME
        iCrystal, Inc. (the Company or iCrystal) was incorporated October 5, 1994 in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc.; and, in June 1999, the name was changed to I Crystal. In June 2000, the name was changed again to iCrystal, Inc. The Company's offices are located in Surrey and Vancouver, British Columbia, where it engages in developing and licensing software related to the Internet gaming industry. Products include various theme-oriented blackjack and poker games, slot machines, and bingo games. The Company does not conduct any gaming activities.

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

        CESSATION OF DEVELOPMENT STAGE OPERATIONS
        For the period October 5, 1994 through June 30, 1999, the Company's efforts were devoted to corporate structuring, financial and business planning, recruiting directors and advisors, raising additional financing, establishing the technological feasibility of the gaming software acquired from Diversified Cosmetics International, Inc. (Diversified), and negotiating a master license agreement. Accordingly, through June 30, 1999, the Company was characterized as a development stage company. Development stage operations were financed primarily through the issuance of shares of common stock for services and, in March 1999, the issuance of 1,914,000 shares of common stock for net proceeds of $800,300. Prior to the March 1999 issuance, the Company had no material amount of assets or liabilities.

        In April 1999, the Company entered into a nonexclusive master license agreement with DCI, Inc. (Note 8) for use of the Company's gaming technology. In the third quarter of 1999, the Company began realizing revenues from this agreement and development stage operations ceased.

        GOING CONCERN

        The Company has incurred net losses since inception, and, at December 31, 2000, it had a working capital deficiency of $123,900 and a stockholders' deficit of $216,800. During 2000, the Company did not generate revenues sufficient to fund its operations. The Company anticipates revenues for the first quarter 2001 to decrease due to its master licensee, Manihi Inc. (Note 8), experiencing credit card processing restrictions during this time. The Company anticipates revenues will not return to previous levels until the third quarter of 2001. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing.

        During the third and fourth quarters of 2000, the Company experienced significant revenue growth and also achieved positive cash flows from operations. The Company will need to sustain or increase its operating cash flows in order to meet its investing and financing cash requirements and to meet its obligations as they come due.

        In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional financing in the form of private placements of equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management believes these plans will allow the Company to generate sufficient cash to support its operations through December 31, 2001.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements of iCrystal, Inc. and Subsidiary include the accounts of its wholly-owned subsidiary, I crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS
        All highly liquid investments, with a maturity of three months or less at the time of purchase, are considered to be cash equivalents.

        ACCOUNTS RECEIVABLE
        The Company extends credit to licensees on an unsecured basis. Management establishes allowances for doubtful accounts based on evaluation of historical and current payment trends as well as consideration of specific collection issues that may require additional specific allowances. At December 31, 2000, all accounts receivable were considered to be fully collectible.

        PROPERTY AND EQUIPMENT
        Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over five years for computer equipment and furniture and fixtures and over the three-year remaining term of the related lease for leasehold improvements.

        VALUATION OF LONG-LIVED ASSETS
        The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted cash flows is less than the carrying amount.

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

        RESEARCH AND DEVELOPMENT COSTS
        Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, does not materially affect the Company.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective August 28, 1999, the Company acquired from Power Star, Inc. (Power Star) the software rights and related source codes, domain names, websites, and trademarks for certain internet-based gaming technology under development known as METROBINGO. In exchange, the Company issued 1,450,000 shares of common stock to Power Star. At the time of the acquisition, technological feasibility of the software had not been established, and the consideration given by the Company for the software rights was charged to research and development expense. Further development of this software is not currently being undertaken.

        INCOME TAXES
        The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes at enacted tax rates. Deferred tax amounts represent the future tax consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        The Company is subject to tax reporting in multiple jurisdictions and considers the requirements of each jurisdiction when preparing its estimates of taxes currently due and deferred taxes. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audit in each taxing jurisdiction. Thus, the Company's provisions for tax obligations represent estimates which are subject to changes and adjustments resulting from future events.

        EARNINGS PER SHARE
        Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period, after giving retroactive effect to stock splits. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to share equivalents.

        SEGMENT INFORMATION
        The Company reports segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operational decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographic areas, and major customers. Management assesses the performance of its operations as a single segment.

        ADVERTISING
        Advertising costs are charged to operations when incurred. During 2000 and 1999, advertising expense totaled $14,800 and $84,000, respectively.

        NEW ACCOUNTING STANDARDS
        SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE
        INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, is effective for the Company in fiscal 2001. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. Management is currently assessing the impact, if any, these standards may have on financial position and results of operations.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria:
        (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company adopted the new guidance in fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or result of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at December 31, 2000:

        Computer equipment                                              $ 30,500
        Leasehold improvements                                             4,700
        Furniture and fixtures                                             3,900
                                                                        --------
                                                                          39,100
        Less accumulated depreciation                                    (7,000)
                                                                        --------
                                                                        $ 32,100
                                                                        ========

        Depreciation   expense  in  2000  and  1999  was   $5,400  and   $1,600,
        respectively.


NOTE 4 - NOTE PAYABLE

        In August 1999, the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan, the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan was due in full on November 30, 1999, unless converted into 200,000 common shares of iCrystal, which the Company agreed to register for resale at the request of West Peak.

        On December 23, 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. On February 15, 2000, after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. On September 7, 2000, the Court ordered the Company to pay West Peak the balance of the note plus interest and other costs for a total of $85,100. As of December 31, 2000, the Company has paid $36,600 of the principal amount of the note and $10,400 of interest and other costs.


NOTE 5 - INCOME TAXES

        The income (loss) before income taxes consists of the following:

                                                         2000         1999
                                                         ----         ----
        U.S. operations                                $ 473,200 $ (5,552,100)
        Canadian operations                               (5,400)           -
                                                       ---------  -----------
                                                       $ 467,800 $ (5,552,100)
                                                       ========= ============

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES (Continued)

        The provision for income taxes consists of the following:

                                                            2000         1999
                                                            ----         ----
        Current expense (benefit)
          U.S.                                         $       -  $         -
          Canadian                                             -            -
        Deferred expense (benefit)
          U.S.                                           160,900    1,887,700
          Canadian                                         2,500            -
        Change in valuation allowance                   (163,400)  (1,887,700)
                                                        --------   ----------
                                                       $       -  $         -
                                                        ========   ==========

        The total tax provision differs from the amount computed using the U.S. federal statutory income tax rate as follows:

                                                            2000         1999
        Net loss before income taxes                    $ (475,200)$ (5,552,100)
        U.S. statutory rate                                34%         34%

        Income tax benefit at statutory rate            $ (162,700)$ (1,887,700)
        Excess income tax benefit in Canada                   (700)           -
        Change in valuation allowance                      163,400    1,887,700
                                                           -------    ---------
                                                        $        - $          -
                                                           =======    =========

        The effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                    2000
                                                                    ----
        Net operating loss carryforwards                         $ 2,127,100
        Valuation allowance                                       (2,127,100)
                                                                  ----------
                                                                 $      -
                                                                  ==========


        The Company believes uncertainty exists surrounding realization of deferred tax assets. Accordingly, it has recorded a $2,127,100 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

        The Company has incurred consolidated losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to a change in control of the Company and limitations on the deductibility of $4,366,700 for services received in exchange for issuance of common stock. In the event that all returns are filed, the Company will have unused U.S. net operating losses available for carryforward estimated to be $6,248,800. The losses will begin to expire in 2009.

        As a result of not filing all income tax returns, the Company may be subject to assessment of penalties. However, as of March 25, 2001, no assessments had been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

        Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. To the extent such earnings exist, they are considered indefinitely reinvested, and the Company provides no deferred income taxes on such amounts.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 6 - EARNINGS PER SHARE

        The numerators and denominators of basic and diluted earnings per share are as follows:

                                                         2000           1999
                                                         ----           ----
        Numerator - net loss                          $ (478,600)  $ (5,552,100)
                                                      ==========    ============
        Denominator - weighted average
          number of shares outstanding                15,413,000      10,754,100
                                                      ==========      ==========

        At December 31, 2000, stock options were not included in the weighted average shares outstanding because they are antidilutive.


NOTE 7 - CAPITAL STOCK AND STOCK-BASED COMPENSATION

        The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,682,800 shares are issued and outstanding at December 31, 2000.

        During 1999, the Company issued (or committed to be issued) a total of 6,916,500 shares, as follows:

           o 1,914,000 shares issued on March 30, 1999 for $800,300 of net cash proceeds and investor relation services.

           o 1.0 million shares issued on April 14, 1999 for merchant banking services.

           o 25,000 shares issued on April 22, 1999 for computer programming services.

           o 127,500 shares issued on June 28, 1999 for future computer programming services. Deferred compensation was recognized ratably over seven months.

           o 100,000 shares issued on July 1, 1999 for future computer programming services. Deferred compensation is being recognized ratably over 25 months.

           o 1,450,000 shares issued on August 24, 1999 for certain gaming technology under development known as METROBINGO.

           o 100,000 shares issued on November 1, 1999 to an officer of the Company for future management services. Deferred compensation was recognized ratably over 12 months.

           o 1.0 million shares issued on December 1, 1999 for $70,000 of cash proceeds and consulting services.

           o 100,000 shares issued on December 2, 1999 to an officer of the Company.

           o 100,000 shares issued on December 2, 1999 to a former officer of the Company.

           o 1.0 million shares issued on December 3, 1999 for merchant banking services.

        In December 1999, the Company issued an additional 200,000 shares of common stock that are not reflected above. The shares were issued in connection with the terms of the loan described in Note 4. Because the shares were not accepted as settlement for the convertible debt, they have not been presented as issued and outstanding.

        During 2000, the Company issued 1,000,000 common shares for $200,000 of cash proceeds and $182,500 of consulting services. Also during the year, certain stockholders assumed $12,000 of the Company's liabilities. The assumption by the stockholder was recorded as a capital contribution.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 7 - CAPITAL STOCK AND STOCK-BASED COMPENSATION (Continued)


        STOCK BASED COMPENSATION

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

        A summary of the status of the Plan at December 31, 2000 is as follows:

                                                                     Weighted-
                                                        Number        Average
                                                      of Options  Exercise Price
                                                      ----------  --------------
        Options outstanding at December 31, 1999
                Granted                               1,350,000    $        0.20
                Exercised                                     -                -
                Forfeited                                     -                -
                                                      ----------   -------------
        Options outstanding at December 31, 2000      1,350,000    $        0.20
                                                      =========    =============
        Options exercisable at December 31, 2000      1,350,000    $        0.20
                                                      =========    =============

        A summary of stock options outstanding at December 31, 2000 is as follows:

                           Options Outstanding                                               Options Exercisable
    ----------------------------------------------------------------       -------------------------------------------------
                                         Weighted-
                                          Average          Weighted-                           Weighted-
     Range of                            Remaining          Average                             Average
     Exercise           Number          Contractual         Exercise           Number          Exercise
      Prices         Outstanding           Life              Price          Exercisable          Price
      ------         -----------           ----              -----          -----------          -----

      $ 0.20           1,350,000        0.50 years          $ 0.20           1,350,000           $ 0.20



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

        The Plan includes a cashless exercise feature that allows holders to exercise their options without presenting cash or other consideration. When this feature is utilized, the Company withholds from shares that would otherwise be issued the number of shares having a fair market value equal to the option exercise price. Consequently, the number of shares issuable upon exercise varies with changes in the Company's stock price. Because the number of shares to be issued is not fixed, the Company re-measures the compensation cost of outstanding employee and non-employee directors' options at each balance sheet date. No additional compensation was recognized for 2000 as a result of remeasuring the compensation cost of these options.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 7 - CAPITAL STOCK AND STOCK-BASED COMPENSATION (Continued)

        The Company applies the provision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and related interpretations to account for stock-based awards granted to non-employees, other than non-employee directors. SFAS No. 123 requires that the costs for non-employee stock options be measured based on the fair value of the options granted at the date the services were performed. the Company uses the Black-Scholes option-pricing model to compute estimated fair value. Stock-based compensation expense recognized on the date of grant for options issued to non-employees during 2000 totaled $37,500, based on the following assumptions:

                    Risk-free interest rate                            6.0 %
                    Dividend yield rate                                0.0 %
                    Price volatility                                 100.0 %
                    Weighted average expected life of options      .75 years

        SFAS No. 123 requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options granted to employees and non-employee directors. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the assumptions presented above. Pro forma net loss and earnings (loss) per share amounts for 2000 are as follows. There are no similar pro forma results to report for the 1999 comparative periods.

        Pro forma net loss                                        $ (533,200)

        Pro forma basic and diluted earnings (loss) per share        $ (0.03)


NOTE 8 - RELATED PARTY TRANSACTIONS

        The Company is affiliated with the following entities:

        DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED) the Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. In December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the rights to the Company, Diversified has had no significant business operations; and, as of December 31, 2000, it was in the process of winding down its affairs.

        Prior  to the  Company  establishing  its own  bank  account,  all  cash transactions were deposited in and disbursed from Diversified's bank account. During the Company's development stage, Diversified also paid various expenses on the Company's behalf. As a result of these circumstances, the Company owed Diversified $102,100 at June 30, 2000. During the third quarter of 2000, the Company repaid $49,700 of this amount, and Diversified agreed to settle the remaining $52,400 obligation by accepting the assignment of a receivable from DCI, Inc.

                  DCI, INC. AND MANIHI, INC.
        In April and October 1999, respectively, the Company entered into two ten-year nonexclusive master license agreements with DCI, Inc. for use of the Company's technology. Essentially all of the Company's revenue has been realized under this agreement. Leonard Slamko, a consultant retained by DCI, Inc., is a stockholder of the Company and a relative of officers and directors of the Company. DCI, Inc. is incorporated in the Commonwealth of Dominica, where it is licensed to conduct international wagering, lotteries and games of chance by way of telecommunications.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

        Through September 30, 2000, the Company had received $164,000 of upfront fees from DCI, Inc. for development of specified software packages. Recognition of the fees received is deferred until such time as the software packages have been fully developed. Once development is complete, the fees are recognized over a five-year term which is the estimated period over which the Company expects to provide ongoing maintenance, support and upgrades for these software packages.

        In the fourth quarter of 2000, the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective November 1, 2000, Manihi and the Company entered into a new 25-year exclusive master license agreement (the "Agreement"), under which all subsequent revenues have been earned.

        Under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, translation of themed websites and casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. The Company will also receive fifty percent of gross revenue derived from upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from sales of software to sub-licensees. Manihi is also required to spend a minimum of $10,000 monthly advertising for each software package or casino.

        SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
        The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2000 and 1999, the Company incurred $37,800 and $22,000, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had accounts payable of $18,800 due to Slamko Visser at December 31, 2000.

        ADVANCES FROM STOCKHOLDERS
        The Company owed certain stockholders $19,000 for advances made to the Company during 1999, when it was in its development stage. In 2000, the stockholders agreed to settle $14,600 of the obligation by accepting the assignment of a receivable from DCI, Inc. The Company had advances from stockholders of $4,400 at December 31, 2000.


NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS


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

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (Continued)

                                                             Internet Gaming
                                                          Software Development
                                                          --------------------
                                                             2000         1999
                                                             ----         ----
External revenues                                        $ 900,600    $ 90,900
Interest expense                                             6,800       1,800
Depreciation and amortization                                5,400       1,600
Segment income (loss) before tax                           465,000    (688,800)
Income tax expense                                               -           -
Segment income (loss) before tax                           465,000    (688,800)
Segment assets                                             139,900     101,900
Expenditures for segment assets                             40,600      15,600

Total revenues for reportable segments                   $ 900,600    $ 90,900
Less intersegment revenues                                       -           -
                                                         ---------    --------
                                                         $ 900,600    $ 90,900
                                                         =========    ========

Total income (loss) before tax for reportable segments   $ 465,000  $ (688,800)
Corporate headquarters expense                            (943,600) (4,863,300)
                                                         ---------    --------
Consolidated total                                      $ (478,600)$ (5,552,100)
                                                        ========== ============

Total assets for reportable segments                     $ 139,900
Corporate headquarter's assets                              10,200
                                                            ------
Consolidated total                                       $ 150,100
                                                         =========



        GEOGRAPHIC INFORMATION
        Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                                                      2000                1999
                                            -----------------------    ---------
                                                         Long-Lived
                                              Revenues     Assets      Revenues
                                              --------     ------      --------
        Canada                               $       -     $ 32,100    $      -
        Commonwealth of Dominica               671,900            -      90,900
        Central America or Costa Rica          228,700            -           -
                                               -------     ---------   --------
        Consolidated total                   $ 900,600     $ 32,100    $ 90,900
                                             =========     ========    ========

        MAJOR CUSTOMERS

        As described in Note 8, in April and October 1999, the Company entered into two non-exclusive master license agreements with the DCI, Inc., a related party, from which it has realized essentially all the $90,900 of revenue earned during 1999 and $671,900 of revenue earned in 2000. During 2000, the Company realized another $228,700 of revenue under its new exclusive master license agreement with Manihi, Inc. (Note 8).

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS

        The Company leases its operating facilities in Surrey and Vancouver, British Columbia, Canada. Minimum future annual obligations under terms of the leases are as follows:

          Years Ending
          December 31,                                       Amount
          ------------                                       ------
              2001                                          $ 16,100
              2002                                            10,400
              2003                                             6,100
                                                            --------
                                                            $ 32,600
                                                            ========

        During  2000  and  1999,   rent  expense  totaled  $19,500  and  $4,400,
        respectively.


NOTE 11 - CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company places its temporary cash investments with major Canadian financial institutions. Balances may at times exceed federally insured limits. Essentially all accounts receivable were due from Manihi, Inc. at December 31, 2000 (Note 8).


NOTE 12 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of cash, accounts receivable and payable, and other current liabilities approximate their carrying amounts. The fair value of advances from stockholders approximates its carrying amount because of the short-term nature of the financial instrument.

                                INDEX TO EXHIBITS

The following exhibits are filed pursuant to Rule 601 of Regulation S-B.




                                     EXHIBIT

NUMBER      DESCRIPTION

3.1         CERTIFICATE OF INCORPORATION of the Company filed on OCTOBER 5,
            1994.*

3.2 Certificate for Renewal and Revival of Charter of the Company filed on DECEMBER 3, 1997.*

3.3         Certificate   of  Amendment  of CERTIFICATE OF INCORPORATION of
            the Company filed NOVEMBER 18, 1998.*

3.4 Certificate of Amendment to the CERTIFICATE OF INCORPORATION of the Company filed on JULY 29, 1999.*

3.5         BYLAWS of the Company adopted OCTOBER 10, 1994.*

4.1         2000 Incentive Plan of the Company.*

4.2         Form of Subscription Agreement for the 2000 Subscriptions.*

10.1 License and Option to Sell Agreement dated DECEMBER 1, 1998, by and between Diversified and the Company.*

10.2 Notice of Exercise Put Option dated DECEMBER 10, 1998, by and between Diversified and the Company.*

10.3        Company Promissory Note dated DECEMBER 10, 1998, issued to
            Diversified.*

10.4 Service CONTRACT dated FEBRUARY 3, 1999, by and between the Company and Leonard Slamko.*

10.5 Letter of Intent dated MARCH 3, 1999, by and between the Company and Digital Commerce.*

10.6 Agreement dated APRIL 8, 1999, by and between the Company and the Master Licensee.*

10.7 Agreement dated APRIL 22, 1999, by and between the Company and RSA Software, Inc.*

10.8 Addendum to Agreement dated MAY 1, 1999 by and between the Company and Master Licensee.*

10.9 Service CONTRACT dated JUNE 28, 1999, by and between the Company 743633 Alberta Ltd. (DBA Computer Assistants).*

10.10 Service CONTRACT dated JULY 1, 1999, by and between the Company and 4250 Investments Ltd.*

10.11 Service CONTRACT dated JULY 1, 1999, by and between the Company and Sean Comeau.*

10.12 Convertible Loan dated AUGUST 16, 1999, by and between the Company and West Peak Ventures of Canada, Inc.*

10.13       Agreement dated AUGUST 28,   1999,   by   and between   the  Company
            and Power Star Corp.*

10.14 Lease INDENTURE dated SEPTEMBER 4, 1999 by and between Mario's Pinocchio Ristorante, Ltd. and the Company.*

10.15       Agreement   dated  OCTOBER 15,  1999,  by and between the  Master
            Licensee and the Company.*

10.16       Service   CONTRACT   dated NOVEMBER  1, 1999,  by and between  THE
            COMPANY and LARRY HRABI.*

10.17       Service    CONTRACT   dated DECEMBER  2,  1999,  by and between  THE
            COMPANY and Douglas Slamko.*

10.18 Agreement, dated MARCH 13, 2000, by and between I Crystal Soft-ware and American Amusements Co.*

10.19       Agreement dated DECEMBER 3, 1999 by and between the Company and CTC,
            Inc.*

11.1        Statement re computation of per share earnings.*

21.1        Subsidiaries of registrant.*

            --------------------
            * PREVIOUSLY FILED and incorporated by reference to the registrant's
              Form-10SB/A, filed May 30, 2000.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: APRIL 16, 2001               I CRYSTAL INC.


                                   By: /s/ LARRY HRABI
                                         ---------------------------
                                         LARRY HRABI
                                         Chief Executive Officer

                                   By: /s/ GERALD P. SLAMKO
                                         ---------------------------
                                         GERALD P. SLAMKO
                                         Vice President, Treasurer and
                                         Chief Financial Officer