Form 10QSB
period 2001-03-31
I CRYSTAL INC
filed 2001-05-21
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2001


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
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                                              -----    -----

THERE ARE 15,682,800 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 15, 2001.

                          ICRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       AND

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE MONTHS ENDED MARCH 31, 2001 AND YEAR ENDED DECEMBER 31, 2000

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                                               TABLE OF CONTENTS
                                            MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                            PAGE


PART I     FINANCIAL INFORMATION

           INDEPENDENT ACCOUNTANT'S REPORT....................................1

ITEM 1     FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets..............................2

           Condensed Consolidated Statement of Operations (Unaudited).........3

           Condensed Consolidated Statement of Cash Flows (Unaudited).........4

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)........................................................5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................11

SIGNATURES...................................................................13

PART II    OTHER INFORMATION

           None.

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders iCrystal, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of iCrystal, Inc. and Subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of iCrystal, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of iCrystal, Inc. and Subsidiary as of December 31, 2000, and the consolidated related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2001, which included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Bellingham, Washington
May 17, 2001

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                            MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                March 31, 2001    December 31,
                                                                 (unaudited)          2000
                                                                --------------    ------------



                                     ASSETS

CURRENT ASSETS

   Cash                                                          $     7,400      $     7,700
   Accounts receivable                                                32,600          110,300
                                                                 -----------      -----------
      Total current assets                                            40,000          118,000

PROPERTY AND EQUIPMENT, net                                           30,200           32,100
                                                                 -----------      -----------

TOTAL ASSETS                                                     $    70,200      $   150,100
                                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                      $   227,900      $   170,300
   Deferred revenue                                                   26,800           30,000
   Notes payable                                                     104,600           41,600
                                                                 -----------      -----------
      Total current liabilities                                      359,300          241,900
                                                                 -----------      -----------
LONG-TERM LIABILITIES
   Advances from stockholder                                           4,400            4,400
   Deferred revenue                                                  117,100          120,600
                                                                 -----------      -----------
      Total liabilities                                              480,800          366,900
                                                                 -----------      -----------
STOCKHOLDERS' DEFICIT
   Common stock, $0.01 par value, 30,000,000
     shares authorized; 15,682,800 shares issued
     and outstanding at March 31, 2001 and December 31, 2000         156,900          156,900
   Additional paid-in capital                                      5,893,300        5,893,300
   Deferred compensation                                              (7,200)         (12,800)
   Accumulated deficit                                            (6,453,600)      (6,254,200)
                                                                 -----------      -----------
      Total stockholders' deficit                                   (410,600)        (216,800)
                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    70,200      $   150,100
                                                                 ===========      ===========



SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             2
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                      THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                           Three Months        Three Months
                                              Ended              Ended
                                          March 31, 2001     March 31, 2000
                                          --------------     --------------

REVENUE
   Software royalties                     $   100,700         $   105,500
                                          -----------         -----------
OPERATING EXPENSES
   General and administrative                 192,800             209,000
   Research and development                   100,200              61,600
   Sales and marketing                          6,100               7,500
                                          -----------         -----------
      Total operating expenses                299,100             278,100
                                          -----------         -----------
INCOME (LOSS) FROM OPERATIONS                (198,400)           (172,600)

OTHER EXPENSE
   Interest and finance costs                   1,000                 200
                                          -----------         -----------
NET LOSS BEFORE
PROVISION FOR INCOME TAXES                   (199,400)           (172,800)

PROVISION FOR INCOME TAXES                          -                   -
                                          -----------         -----------

NET LOSS                                  $  (199,400)        $  (172,800)
                                          ===========         ===========
EARNINGS (LOSS) PER SHARE
   Basic and diluted                      $     (0.01)        $     (0.01)
                                          ===========         ===========
   Weighted average common shares
     outstanding (basic and diluted)       15,682,800          14,693,700
                                          ===========         ===========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             3
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                      THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                           Increase (Decrease) in Cash


                                                Three Months        Three Months
                                                   Ended              Ended
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $(199,400)         $(172,800)
Adjustments to reconcile net loss to
net cash used in operating activities
   Amortization of deferred compensation             5,600             18,700
   Depreciation                                      1,900              1,000
   Noncash general and administrative expenses
     incurred in exchange for stock                      -            112,500
Changes in operating assets and liabilities
   Accounts receivable                              77,700            (23,000)
   Prepaid expenses                                      -            (23,900)
   Accounts payable and accrued liabilities         57,600            (17,700)
   Deferred revenue                                 (6,700)            67,000
                                                 ---------          ---------
      Net cash from operating activities           (63,300)           (38,200)
                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                   -             (2,300)
                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock issuances                         -            100,000
   Repayment of note payable                       (14,600)                 -
   Proceeds from new debt                           77,600                  -
   Advances from (to) related parties, net               -              3,400
                                                 ---------          ---------
      Net cash from financing activities            63,000            103,400
                                                 ---------          ---------
NET CHANGE IN CASH                                    (300)            62,900

CASH, beginning of period                            7,700             23,800
                                                 ---------          ---------
CASH, end of period                              $   7,400          $  86,700
                                                 =========          =========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
   Interest paid                                 $     400          $       -
                                                 =========          =========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             4
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

        The Company has incurred net losses since inception, and, at March 31, 2001, it had a working capital deficiency of $319,300 and a stockholders' deficit of $410,600. During the quarter ended March 31, 2001, the Company did not generate revenues sufficient to fund its operations. Revenues for the first quarter 2001 decreased due to its master licensee, Manihi, Inc., experiencing credit card processing restrictions during this time. The Company anticipates revenues will not return to previous levels until the third quarter of 2001. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             5
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        NET LOSS PER SHARE
        Net loss per share was computed using the weighted average number of common shares outstanding. Shares associated with stock options were not included because they are antidilutive.

        NEW ACCOUNTING STANDARDS
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, was adopted by the Company in the first quarter of 2001 and management believes it did not have a material impact on the financial position and results of operations of the Company.


NOTE 3 - NOTES PAYABLE

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

        On December 23, 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. On February 15, 2000, after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. On September 7, 2000, the Court ordered the Company to pay West Peak the balance of the note plus interest and other costs. The Company reduced the principle by $14,600 during the quarters leaving a balance of $27,000 at March 31, 2001.

        During the three months ended March 31, 2001, the Company incurred working capital borrowings from an affiliated party of Manihi, Inc. (through common ownership) for $77,600. The note is due on demand and is unsecured.


NOTE 4 - CAPITAL STOCK AND STOCK-BASED COMPENSATION

        The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,682,800 shares are issued (or committed to be issued) and outstanding at March 31, 2001.

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
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - CAPITAL STOCK AND STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Plan at March 31, 2001 is as follows:

                                                                   Weighted-
                                                    Number          Average
                                                  of Options    Exercise Price
                                                  ----------    --------------

        Options outstanding at December 31, 2000

           Granted                                1,350,000         $ 0.20

           Exercised                                      -              -

           Forfeited                                      -              -
                                                  ---------         ------

        Options outstanding at March 31, 2001     1,350,000         $ 0.20
                                                  =========         ======

        Options exercisable at March 31, 2001     1,350,000         $ 0.20
                                                  =========         ======

        A summary of stock options outstanding at March 31, 2000 is as follows:




                                    Weighted-
                                     Average      Weighted-                   Weighted-
        Range of                    Remaining      Average                     Average
        Exercise      Number       Contractual    Exercise       Number       Exercise
         Prices     Outstanding       Life          Price      Exercisable      Price
        --------    -----------    -----------    ---------    -----------    ---------

         $ 0.20      1,350,000        0.33          $ 0.20      1,350,000      $ 0.20



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

        The Plan includes a cashless exercise feature that allows holders to exercise their options without presenting cash or other consideration. When this feature is utilized, the Company withholds from shares that would otherwise be issued the number of shares having a fair market value equal to the option exercise price. Consequently, the number of shares issuable upon exercise varies with changes in the Company's stock price. Because the number of shares to be issued is not fixed, the Company re-measures the compensation cost of outstanding employee and non-employee director options at each balance sheet date. No additional compensation was recognized for the three months ended March 31, 2001 as a result of remeasuring the compensation cost of these options.

        The Company applies the provision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and related interpretations to account for stock-based awards granted to non-employees, other than non-employee directors. SFAS No. 123 requires that the costs for non-employee stock options be measured based on the fair value of the options granted at the date the services were performed. The Company uses the Black-Scholes option-pricing model to compute estimated fair value. No compensation expense was recognized during the quarter ended March 31, 2001.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             7
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 4 - CAPITAL STOCK AND STOCK-BASED COMPENSATION (Continued)

        SFAS No. 123 requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options granted to employees and non-employee directors. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the assumptions presented above. Pro forma net loss and earnings (loss) per share amounts for the quarter ended March 31, 2001 are as follows:

                                                        Three Months
                                                         Ended 2001
                                                        ------------

        Pro forma net loss                               $(204,200)

        Pro forma basic earnings (loss) per share            (0.01)

        Pro forma diluted earnings (loss) per share          (0.01)


NOTE 5 - RELATED PARTY TRANSACTIONS

        The Company is affiliated with the following entities:

        DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)
        The Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. In December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and, as of March 31, 2001, it was in the process of winding down its affairs.

        SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
        The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the three months ended March 31, 2001 and 2000, respectively, the Company incurred $18,300 and $14,000 of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had $30,900 of accounts payable due to Slamko Visser at March 31, 2001.

        ADVANCES FROM STOCKHOLDERS
        The Company had advances from stockholders of $4,400 at March 31, 2001.

        DCI, INC. AND MANIHI, INC.
        In April and October 1999, respectively, the Company entered into two ten-year nonexclusive master license agreements with DCI, Inc. for use of the Company's technology. Leonard Slamko, a consultant retained by DCI, Inc., is a stockholder of the Company and a relative of officers and directors of the Company. DCI, Inc. was incorporated in the Commonwealth of Dominica, where it was licensed to conduct international wagering, lotteries and games of chance by way of telecommunications.

        During 2000, the Company received $164,000 of upfront fees from DCI, Inc. for development of specified software packages. The fees are recog-nized when elements of the contract are delivered, which include deve-lopment, maintenance support and upgrades of the software packages. Manihi, Inc., discussed in the next paragraph, is the successor to this agreement. The Company recorded $6,700 of revenue during the three months ended March 31, 2001.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             8
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

        In the fourth quarter of 2000, the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective November 1, 2000, Manihi and the Company entered into a new 25-year exclusive master license agreement (the "Agreement").

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

        The Company incurred consulting services of $51,000 with an affiliate of Manihi, Inc. (Note 3) during the three months ended March 31, 2001.


NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS


        SEGMENT INFORMATION
        The Company's primary operations consist of the development and licensing of internet-based gaming technology. Management assesses the performance of its operations as a single segment. The following tables and schedules summarize certain information about this segment.



                                                       Internet Gaming
                                                     Software Development
                                           -----------------------------------------
                                           Three Months Ended     Three Months Ended
                                             March 31, 2001         March 31, 2000
                                              (unaudited)            (unaudited)
                                           ------------------     ------------------

        External revenues                      $ 100,700              $ 105,500
        Intersegment revenues                          -                      -
        Segment income (loss) before tax          (8,700)                33,200
        Segment assets                            60,400                170,400

        Total income (loss) before tax
           for reportable segments             $(  8,700)             $  33,200
        Corporate headquarters expense          (190,700)              (206,000)
                                               ---------              ---------
              Consolidated total               $(199,400)             $(172,800)
                                               =========              =========



SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             9
--------------------------------------------------------------------------------

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (Continued)


        GEOGRAPHIC INFORMATION
        Following is a summary of revenues related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                                                  Three Months Ended
                                           ---------------------------------
                                           March 31, 2001     March 31, 2000
                                           --------------     --------------

        Commonwealth of Domincia              $      -           $105,500

        Central America or Costa Rica          100,700                  -
                                              --------           --------
             Consolidated total               $100,700           $105,500
                                              ========           ========

        MAJOR CUSTOMERS

        The Company realized essentially all the $105,500 of revenue earned during three months ended March 31, 2000 from DCI, Inc., a related party (Note 5). During the three months ended March 31, 2001, the Company realized $94,000 of revenue under its new exclusive master license agreement with Manihi, Inc. (Note 5). Also see Note 3 for information regarding working capital made available to the Company from an affiliate of Manihi, Inc.


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.            10
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUES - Revenues were $100,700 and $105,500 for the fiscal quarters ended March 31, 2001 and 2000, respectively. The decline in revenue was due to Manihi, Inc., the Company's Master Licensee, experiencing credit card processing restrictions during this time. The average revenue for the first quarter of 2001 was $33,500 per month, which reflects the restricted credit card processing for the period.

The startup of the Sub-licensee Partnership Program under the Master Licensee, Manihi, Inc., new arrangements for the credit card processing, and the increase in marketing activities of Manihi, Inc. should begin to show in increased revenues to meet projected levels. However, the Company does not anticipate revenues to exceed previous levels until the third quarter of 2001.

OPERATING EXPENSES - Operating expenses are primarily comprised of research and development, professional expenses, and general and administrative costs. Operating expenses were $299,100 and $278,100 for the fiscal quarters ended March 31, 2001 and 2000, respectively. The increase of $21,000 was a result of the Company continuing its business strategy to develop and license Internet based gaming technology reflected in increased research and development costs through higher labor costs during the first quarter of 2001 as compared to 2000. Exclusive of this, operating expenses were comparable.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $100,200 and $61,600 respectively for the fiscal quarters ended March 31, 2001 and 2000. The $38,600 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, professional fees, consulting fees, travel, and office expenses. General and administrative costs were $192,800 and $209,000 for the fiscal quarters ended March 31, 2001 and 2000, respectively. The decrease of $16,200 reflects lower professional fees and the fact that the Company has stabilized its operating costs for the quarter.

NET LOSS - The Company incurred a net loss of $199,400 and $172,800 for the fiscal quarters ended March 31, 2001 and 2000, respectively. The 2001 loss was the result of the increase in research and development expenses during this quarter as well as the decrease in revenue due to the credit card restrictions of Manihi, Inc., the Company's Master Licensee. This impact may continue to be felt throughout the second and third quarters of 2001, and then improve with increased revenues by the third quarter due to Manihi's resolution of credit card processing and an increase in the marketing activities of Manihi.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

     1. the amount and timing of expenditures required to develop the Company's gaming software and its licensing and strategic relationships to enhance sales and marketing;

     2. changes in the growth rate of Internet usage and the interest of consu-mers in using Internet based gaming websites for recreation;

     3. the emergence of new services and technologies in the market in which the Company now competes; and

     4. the ability of licensees to ensure clearing of credit card and other e-commerce receipts are done on a timely basis.


The Company also faces foreign currency exchange risk as a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency could result in fluctuations in the Company's annual and quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency increased to $319,300 from $123,900 at March 31, 2001 and December 31, 2000, respectively. The increase of $195,400 is attributable to the reduction in accounts receivable of $77,700 and to the increase in accounts payable of $ 57,600 and note payable of $ 63,000. At March 31, 2001, and December 31, 2000, stockholders' deficit was $410,600 and $216,800, respectively.

At December 31, 2000, $30,000 of current liabilities consisted of deferred revenue, which have been reduced by $3,200 to $26,800 during the first quarter ended March 31, 2001. The total change to deferred revenue, including current and long term for the quarter ended March 31, 2001 was $6,700.

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

During the quarter ended March 31, 2001 the company received financial support by incurring working capital borrowings of $ 77,600 from an affiliated party of Manihi, Inc. (through common ownership).

No capital expenditures were incurred during the quarter ended March 31, 2000. The Company's budgeted capital expenditures for the fiscal year ending December 31, 2001 are approximately $50,000 for computer upgrading and office renovations.

Management continues to pursue numerous potential financing sources to raise funds to cover its obligations, including existing equity holders and new sources, but no commitments have been received to date. The company is proposing to raise an additional $800,000 by way of a private placement. It is management's goal to have the private placement in place by the end of the third quarter, September 30, 2001.

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

Revenues for the month of December 2000 had reached $110,000, which exceeded the Company's monthly expenditures of approximately $85,000 per month. This compares to revenues of approximately $33,500 and expenditures of $99,700 per month for the first quarter ended March 31, 2001. The reduced revenues in the quarter ended March 31, 2001, were directly attributable to the restriction of the credit card processing for gaming sites. Management anticipates the new arrangements in place by Manihi for the credit card approval and processing, and the increased marketing activity will positively affect revenue for the remainder of 2001.

The Company's liquidity over the next 12 months is contingent on its profitability and ability to raise money through debt or equity financing to meet its short-term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

PART II - Other Information

Item 1 - Exhibits

         No Exhibits.

                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 21st day of May, 2001


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

May 21, 2001