Form 10QSB
period 2001-06-30
I CRYSTAL INC
filed 2001-08-20
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2001


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

THERE ARE XX,XXX,XXX SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2001.

                          ICRYSTAL, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JUNE 30, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                                                               TABLE OF CONTENTS
                                             JUNE 30, 2001 AND DECEMBER 31, 2000
________________________________________________________________________________


                                                                            PAGE






PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheets (Unaudited)...................1


           Condensed Consolidated Statement of Operations (Unaudited)..........2


           Condensed Consolidated Statement of Cash Flows (Unaudited)..........3


           Notes to Condensed Consolidated Financial Statements (Unaudited)..4-7


ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................8

SIGNATURES....................................................................12

PART II    OTHER INFORMATION

           None.


                                                   ICRYSTAL, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                             JUNE 30, 2001 AND DECEMBER 31, 2000
________________________________________________________________________________


                                     ASSETS

                                                                                      June 30,        December 31,
                                                                                        2001              2000
                                                                                    (unaudited)
                                                                                    ------------      ------------
CURRENT ASSETS
  Cash                                                                              $     18,100      $      7,700
  Accounts receivable                                                                     69,900           110,300
                                                                                    ------------      ------------
     Total current assets                                                                 88,000           118,000
PROPERTY AND EQUIPMENT, net                                                               30,500            32,100
                                                                                    ------------      ------------

TOTAL ASSETS                                                                        $    118,500      $    150,100
                                                                                    ============      ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                          $    288,500      $    170,300
  Deferred revenue                                                                        13,400            30,000
  Notes payable                                                                           25,000            41,600
  Convertible debt                                                                       180,400            -
                                                                                    ------------      ------------
     Total current liabilities                                                           507,300           241,900
                                                                                    ------------      ------------

LONG-TERM LIABILITIES
  Advances from stockholder                                                                4,400             4,400
  Deferred revenue                                                                       127,100           120,600
                                                                                    ------------      ------------
     Total liabilities                                                                   638,800           366,900
                                                                                    ------------      ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.01 par value, 30,000,000
   shares authorized;  15,782,800 and 15,682,800
   shares issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                                                   166,900           156,900
  Additional paid-in capital                                                           5,928,000         5,893,300
  Deferred compensation                                                                   (1,500)          (12,800)
  Accumulated deficit                                                                 (6,613,700)       (6,254,200)
                                                                                    ------------      ------------
     Total stockholders' deficit                                                        (520,300)         (216,800)
                                                                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    118,500      $    150,100
                                                                                    ============      ============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             1


                                                   ICRYSTAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000
________________________________________________________________________________


                                                  Quarter        Quarter         Six Months   Six Months
                                                   Ended          Ended             Ended        Ended
                                                  June 30,       June 30,          June 30,     June 30,
                                                    2001           2000              2001         2000
                                                ----------    ----------         ----------   ----------
REVENUE
  Software royalties                            $  182,500    $   54,200         $  283,200   $  159,700
                                                ----------    ----------         ----------   ----------
OPERATING EXPENSES
  General and administrative                       211,000       315,900            403,800      524,900
  Research and development                          97,800       100,100            198,000      161,700
  Sales and marketing                                6,800        13,100             12,900       20,600
                                                ----------    ----------         ----------   ----------
     Total operating expenses                      315,600       429,100            614,700      707,200
                                                ----------    ----------         ----------   ----------

LOSS FROM OPERATIONS                              (133,100)     (374,900)          (331,500)    (547,500)

OTHER EXPENSE
  Interest                                          27,000           100             28,000          300
                                                ----------    ----------         ----------   ----------
     Total other expense                            27,000           100             28,000          300
                                                ----------    ----------         ----------   ----------

NET LOSS BEFORE PROVISION
FOR INCOME TAXES                                  (160,100)     (375,000)          (359,500)    (547,800)

PROVISION FOR INCOME TAXES                         -             -                  -            -
                                                ----------    ----------         ----------   ----------

NET LOSS                                        $ (160,100)   $ (375,000)        $ (359,500)  $ (547,800)
                                                ==========    ==========         ==========   ==========

EARNINGS (LOSS) PER SHARE
  Basic and diluted                                 $(0.01)       $(0.02)            $(0.02)      $(0.04)
                                                    ======        ======             ======       ======

  Weighted average common shares
   outstanding (basic and diluted)              15,695,100    15,583,900         15,688,900   15,136,100
                                                ==========    ==========         ==========   ==========



SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             2


                                                   ICRYSTAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000
________________________________________________________________________________


                           Increase (Decrease) in Cash


                                                                        Six Months       Six Months
                                                                           Ended            Ended
                                                                         June 30,         June 30,
                                                                           2001             2000
                                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $ (359,500)      $ (547,800)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
  Amortization of deferred compensation                                     11,300           29,900
  Depreciation                                                               3,200            2,100
  Noncash general and administrative expenses
   incurred in exchange for stock                                           22,000          182,500
  Noncash interest expense for intrinsic value of
   conversion feature of debt                                               22,700
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                                       40,400           (3,100)
  Prepaid expenses                                                          -                   900
  Accounts payable and accrued liabilities                                 139,200           60,300
  Deferred revenue                                                         (10,100)          85,700
                                                                        ----------       ----------
     Net cash from operating activities                                   (130,800)        (189,500)
                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                       (1,600)         (29,500)
                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuances                                             -               200,000
  Repayment of note payable                                                (16,600)          -
  Proceeds from issuance of convertible debt                               159,400           -
  Advances from (to) related parties, net                                   -                 3,400
                                                                        ----------       ----------
     Net cash from financing activities                                    142,800          203,400
                                                                        ----------       ----------

NET CHANGE IN CASH                                                          10,400          (15,600)
CASH, beginning of period                                                    7,700           23,800
                                                                        ----------       ----------

CASH, end of period                                                     $   18,100       $    8,200
                                                                        ==========       ==========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
  Interest paid                                                         $    1,400       $      300
                                                                        ==========       ==========
NONCASH TRANSACTIONS
  Accounts payable exchanged for convertible debt                       $   21,000       $   -
                                                                        ==========       ==========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.             3

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of iCrystal, Inc. and Subsidiary (the "Company") have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

        The Company has incurred net losses since inception, and, at June 30, 2001, it had a working capital deficiency of $419,300 and a stockholders' deficit of $520,300. During the six months ended June 30, 2001, the Company did not generate revenues sufficient to fund its operations. Revenues for the six months ended June 30, 2001 decreased due to the Company's master licensee, Manihi, Inc., experiencing credit card processing restrictions during this time. The Company anticipates revenues will not return to previous levels until the third quarter of 2001. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing.

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

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________


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

        On December 23, 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. On February 15, 2000, after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. On September 7, 2000, the Court ordered the Company to pay West Peak the balance of the note plus interest and other costs. The Company made principle payments of $16,600 during the six months ended June 30, 2001 leaving a balance of $24,900.


NOTE 4 - CONVERTIBLE DEBT

        During the first six months of 2001, the Company received loan advances of $159,400 from Lexington Systems Limited (Lexington), an affiliate of Manihi, Inc. (through common ownership). Additionally, the Company converted $21,000 of accounts payable due to Lexington to a loan during 2001. Under the terms of the loan, the advance is unsecured and bears interest annually at 7.14% compounded monthly. The loan is due on demand unless Lexington elects to convert the loan plus accrued interest into registered common shares of the Company at $0.08 per share. At June 30, 2001, Lexington had not elected to convert the $180,400 plus accrued interest into the Company's common stock. Interest expense of $22,700 was recorded for the intrinsic value of the beneficial conversion feature embedded in the loan agreement.


NOTE 5 - CAPITAL STOCK

        The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,782,800 shares are issued (or committed to be issued) and outstanding at June 30, 2001. During the first six months of 2001, the Company issued 100,000 shares for marketing and consulting services valued at $22,000.


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company is affiliated with the following entities:

        DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)
        The Company is affiliated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. In December 1998, the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and, as of June 30, 2001, it was in the process of winding down its affairs. The Company had advances from Diversified of $4,400 at June 30, 2001.

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)


        SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
        The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the six months ended June 30, 2001 and 2000, the Company incurred $35,200 and $20,200, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had $41,300 of accounts payable due to Slamko Visser at June 30, 2001.

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

        Under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, translation of themed websites and casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the second $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. In conjunction with the exclusive contract with Manihi, Inc., the Company continues to record deferred revenue until the elements of development, maintenance, support and upgrades of the software packages are delivered. The Company recorded $10,100 of revenue for the elements delivered during the six months ended June 30, 2001.

        The Company incurred consulting services of $51,000 with Lexington Systems Limited, an affiliate of Manihi, Inc. (Note 4) during the six months ended June 30, 2001.


NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS


        GEOGRAPHIC INFORMATION
        Following is a summary of revenues related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                                          Three Months Ended               Six Months Ended
                                      --------------------------      --------------------------
                                       June 30,        June 30,        June 30,        June 30,
                                         2001            2000            2001            2000
                                      ----------       ---------      ----------      ----------
Commonwealth of Dominica                               $ 54,200       $  -            $ 159,700
Central America or Costa Rica           182,500          -              283,200          -
                                      ----------       ---------      ----------      ----------
         Consolidated total           $ 182,500        $ 54,200       $ 283,200       $ 159,700
                                      ==========       =========      ==========      ==========



        MAJOR CUSTOMERS

        During the six months ended June 30, 2001, the Company realized $283,200 of revenue under its new exclusive master license agreement with Manihi, Inc. (Note 6).

                                                   ICRYSTAL, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________


NOTE 8 - SUBSEQUENT EVENTS

        On July 31, 2001, the Company extended the exercise period for all outstanding stock options granted under the Company's stock option plan for an additional sixty days from the existing expiration date of July 31, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues - Revenues for the three months ending June 30, 2001 and June 30, 2000 were $182,500 and $54,200, respectively. The rise in revenue of $128,300 reflects increased royalties from higher gaming activity through the company's Master Licensee, Manihi, Inc., as compared to the prior year quarter. The startup of the Partnership Program in the second quarter of 2001 has resulted in increased marketing activities and higher revenue. The Partnership Program is a two-tiered software-game distribution system developed by iCrystal which offers two levels of participation for prospective casino/gaming operators. Under the program iCrystal's master licensee will sell sub-licenses to master partners, who will in turn recruit affiliate partners to operate casino sites. The master partner retains 10% of the gross site winnings. The affiliate partners can become instantly operational will no licensing or hosting fees. ICyrstal receives a 15% royalty on the net revenues after deducting payment processing expenses.

The level of royalties during the second quarter of 2001 was less than management's expectations due to Manihi, Inc., the Company's Master Licensee, experiencing credit card processing restrictions during the first four months of April 2001. The Company does not anticipate revenues will exceed previous levels until the third quarter of 2001.


Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $315,600 and $429,000 for the quarters ended June 30, 2001 and 2000, respectively. The decrease of $113,400 is due to the Company incurring lower general and administrative expenses incurred in exchange for stock of $48,000 and lower deferred compensation expense of $11,200 during the three months ended June 30, 2001. Furthermore, legal and accounting fees incurred during the second quarter 2000 were higher as a result of the Company filing Form SB-2.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $97,800 and $100,100 for the quarters ended June 30, 2001 and 2000, respectively. The company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $211,000 and $315,900 for the quarters ended June 30, 2001 and 2000, respectively. The decrease of $104,900 consists mainly of the Company having incurred less legal and professional costs in the second quarter of 2001 compared to the second quarter of 2000 for the filing of the Company's SB-2 in order to be a fully reporting issuer.

Net Loss - The Company incurred a net loss of $(160,100) and $(375,000) for the quarters ended June 30, 2001 and 2000, respectively. The $214,900 decrease in operating losses was the result of an increase in royalties and reduction of operating expenses.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues - Revenues for the six months ending June 30, 2001 and June 30, 2000 were $283,200 and $159,700 respectively. The increase of $123,500 reflects the growth in gaming activities with the Company's exclusive master licensee, Manihi, Inc. and the startup of the Partnership Program.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $614,700 and $707,200 for the six months ended June 30, 2001 and 2000, respectively. The decrease of $92,500 was largely attributable to a reduction in professional fees for the six months ended June 30, 2001 when compared to the same period in 2000 when the Company filed an SB-2. The Company additionally incurred $160,000 less of general and administrative expenses incurred in exchange for stock during the six months ended June 30, 2001 when compared to the same period in 2000. Exclusive of professional fees and the general and administrative expenses incurred in exchange for stock, operating expenses in total were comparable between periods.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $198,000 and $161,700 for the six months ended June 30, 2001 and 2000, respectively. The $36,300 increase reflects an increase in research and development activities
required for the Company to   development its partner program.
The company is, however, continuing to develop, expand and maintain its licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $403,800 and $524,900 for the six months ended June 30, 2001 and 2000, respectively. The $121,100 decrease was largely attributable to a reduction in professional fees from the prior period due to the costs associated with the filing of the SB-2 in order to be a fully reporting issuer.

Net Loss - The Company incurred a net loss of $(359,500) and $(547,800) for the six months ended June 30, 2001 and 2000, respectively. The $188,300 decrease was the result of an increase in revenue combined with a reduction in operating expenses for the 2001 period as compared to 2000.


FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

         1. the amount and timing of expenditures required to develop, maintain and upgrade the Company's gaming software and its licensing and strategic relationships to enhance sales and marketing;

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $419,300 and $123,900 at the end of the second quarter at June 30, 2001 and December 31, 2000, respectively. The increase in the working capital deficiency of $295,400 is mainly attributable to decline in cash flow generated from operations of during six months ended June 30, 2001. The Company incurred a use of cash of $130,800 during the six months ended June 30, 2001.

To assist in funding the lack of cash generated during this time, the Company received loan advances of $159,400 from Lexington Systems Limited (Lexington), an affiliate of Manihi, Inc. (through common ownership). Additionally, the Company converted $21,000 of accounts payable due to Lexington to a loan during 2001. Under the terms of the loan, the advance is unsecured and bears interest annually at 7.14% compounded monthly. The loan is due on demand unless Lexington elects to convert the loan plus accrued interest into registered common shares of the company at $.08 per share. At June 30, 2001 Lexington had not elected to convert the $180,400 plus accrued interest into the Company's common stock.
During the second quarter of 2001 interest expense of 22,700 was recorded for the intrinsic value of the beneficial conversion feature embedded in the loan agreement.

Capital expenditures of $1,600 were incurred during the six month period ended June 30, 2001. The Company's budgeted capital expenditures for the fiscal year ending December 31, 2001 are approximately $50,000 for computer upgrading and office renovations.

During the second quarter of 2001 the company issued 100,000 Common shares at $.22 per share totalling $22,000 in exchange for investor relations.

Management continues to pursue numerous potential financing sources to raise capital to fund the operating losses and working capital deficit. Management believes that the Company's success in raising financing will depend on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. The Company does not currently have any commitments from any third party to provide additional financing and there can be no assurance that additional financing will be available on acceptable terms, if at all.

Subsequent to the June 30, 2001 period end the Company extended the expiration date of its stock option plan from August 1, 2001 to September 30, 2001. The plan has 1,350,000 options granted at an exercise price of $.20 per share.

Revenues for the month of December 2000 had reached $110,000, which exceeded the Company's monthly expenditures of approximately $85,000 per month. This compares to monthly revenues of approximately $60,800 and expenditures of $114,200 per month for the second quarter ended June 30, 2001. The reduced revenues in the quarter ended June 30, 2001, were directly attributable to the restriction of the credit card processing for gaming sites which occurred in the first quarter of 2001. New arrangements have been put in place in place by Manihi for credit card approval and processing, and the increased marketing activity is anticipated to positively affect revenue for the remainder of 2001.

The Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financing to meet its short-term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business



PART II - Other Information

Item 1 - Exhibits

         No Exhibits.

                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of August, 2001


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

August 20, 2001