Form 10QSB
period 2001-09-30
I CRYSTAL INC
filed 2001-11-15
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                         COMMISSION FILE NUMBER: 0-29417


                                 ICRYSTAL, INC.
                       __________________________________

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                  62-1581902
_______________________            ____________________________________

(STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          3237 KING GEORGE HWY., STE. 101-B
                    SURREY, BRITISH COLUMBIA, V5P 1B7 CANADA
                 ______________________________________________

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (604)542-5021
              __________________________________________________

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]   NO  [ ]


THERE ARE 15,782,800 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2001

                                 ICRYSTAL, INC.


                                 AND SUBSIDIARY


                              FINANCIAL STATEMENTS


                       FOR THE NINE AND THREE MONTHS ENDED


                          SEPTEMBER 30, 2001 AND 2000,


                                      WITH


                                REVIEW REPORT OF


                          CERTIFIED PUBLIC ACCOUNTANTS

                               TABLE OF CONTENTS


                                                                            PAGE


PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Independent Accountants' Review Report.............................2

           Condensed Consolidated Balance Sheets..............................3

           Condensed Consolidated Statements of Operations....................4

           Condensed Consolidated Statements of Cash Flows....................5

           Notes to Financial Statements......................................6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................14

SIGNATURES...................................................................18

PART II    OTHER INFORMATION

           None.

                           MARK BAILEY & COMPANY, LTD.

                          Certified Public Accountants
                             Management Consultants


         OFFICE ADDRESS:                                      MAILING ADDRESS:
 1495 Ridgeview Drive, Ste. 200      Phone: 775/332.4200       P.O. Box 6060
     Reno, Nevada 89509-6634          Fax: 775/332.4210      Reno, Nevada 89513


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


November 9, 2001


Board of Directors
ICrystal, Inc., and Subsidiary


We have reviewed the accompanying condensed consolidated balance sheets of ICrystal, Inc., and Subsidiary as of September 30, 2001, and the related condensed consolidated statements of operations for the nine and three months then ended, and the condensed consolidated statements of cash flow for nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of ICrystal, Inc., and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The September 30, 2000 financial statements of Icrystal, Inc., and subsidiary were reviewed by other accountants, whose report dates November 10, 2000, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




Mark Bailey & Co., Ltd.
Reno, Nevada


                          ICRYSTAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            September 30, 2001     September 30, 2000
                                                            ------------------     ------------------

                              ASSETS

CURRENT ASSETS
   Cash                                                        $     7,075            $    18,200
   Accounts receivable                                              85,253                104,500
   Prepaid expenses                                                  1,580                      -
                                                               -----------            -----------
      Total current assets                                          93,908                122,700
                                                               -----------            -----------

FIXED ASSETS (NET)                                                  34,769                 49,600
                                                               -----------            -----------
OTHER ASSETS
   Deposits                                                          7,788                      -
   Deferred tax asset (net of valuation allowance of
      $2,244,221 and $2,151,724)                                         -                      -
                                                               -----------            -----------
      Total other assets                                             7,788                      -
                                                               -----------            -----------
      Total assets                                             $   136,465            $   172,300
                                                               ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $   150,677            $    94,145
   Accrued expenses                                                100,000                 38,155
   Related party payable                                            45,569                 18,000
   Advance from stockholder                                          4,395                  4,400
   Current portion of debt - West Peak note                         19,297                      -
   Current portion of deferred revenue - master licensee            13,400                 13,400
                                                               -----------            -----------
      Total current liabilities                                    333,338                168,100
                                                               -----------            -----------

NON CURRENT LIABILITIES
   Deferred revenue - master licensee                              123,779                143,900
   Convertible debt and related interest                           185,095                 78,200
                                                               -----------            -----------
      Total non current liabilities                                308,874                222,100
                                                               -----------            -----------
      Total liabilities                                            642,212                390,200
                                                               -----------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 30,000,000 shares
      authorized, 15,782,800 shares issued and
      outstanding at September 30, 2001, and
      15,682,800 issued and outstanding at September 30, 2000      157,828                156,828
   Additional paid-in capital                                    5,937,106              5,973,672
   Deferred compensation                                                 -                (19,800)
   Accumulated deficit                                          (6,600,681)            (6,328,600)
                                                               -----------            -----------
      Total stockholders' equity                                  (505,747)              (217,900)
                                                               -----------            -----------
      Total liabilities and stockholders' equity               $   136,465            $   172,300
                                                               ===========            ===========


                           See the Accompanying Notes




                          ICRYSTAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Nine                   Nine                   Three                  Three
                                           Months Ended           Months Ended           Months Ended           Months Ended
                                        September 30, 2001     September 30, 2000     September 30, 2001     September 30, 2000
                                        ------------------     ------------------     ------------------     ------------------

SOFTWARE ROYALTIES                         $   558,379            $   534,500            $   275,176            $    374,800
                                           -----------            -----------            -----------            ------------

OPERATING COSTS AND EXPENSES
   General and administrative                  791,119                663,990                208,739                 138,131
   Research and development                     60,186                261,100                 32,073                 100,800
   Marketing expense                             2,184                 31,310                  1,693                  12,100
   Stock based compensation                     12,800                117,800                 12,800                 117,800
   Depreciation expense                          8,751                  6,100                  5,112                   3,969
                                           -----------            -----------            -----------            ------------

      Net gain (loss) from operations         (316,661)              (545,800)                14,759                   2,000
                                           -----------            -----------            -----------            ------------

   Interest expense                             29,789                  7,200                  1,749                   7,200
                                           -----------            -----------            -----------            ------------

      Net gain (loss) before income taxes     (346,450)              (553,000)                13,010                  (5,200)
                                           -----------            -----------            -----------            ------------

   Provision for income taxes                        -                      -                      -                       -
                                           -----------            -----------            -----------            ------------

      Net gain (loss)                      $  (346,450)           $  (553,000)           $    13,010            $     (5,200)
                                           ===========            ===========            ===========            ============

      Earnings (loss) per share            $   (0.0220)           $   (0.0400)           $    0.0008            $          -
                                           ===========            ===========            ===========            ============
   Weighted average common shares
      outstanding  (basic and diluted)      15,782,800             15,319,700             15,782,800              15,682,800
                                           ===========            ===========            ===========            ============


                           See the Accompanying Notes



                          ICRYSTAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Nine                   Nine
                                                                  Months Ended           Months Ended
                                                               September 30, 2001     September 30, 2000
                                                               ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $ (346,450)           $ (553,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization of deferred compensation costs                      12,800                39,500
       Depreciation                                                      8,751                 6,100
       Common stock issued for expenses                                 22,000                     -
       Non cash interest expense for intrinsic value of
          conversion feature of debt                                    22,692                     -
       Stock based compensation - stock options                              -               117,800
       Stock based compensation - common stock                               -               194,500
       Decrease (increase) in accounts receivable                       25,051               (95,800)
       Decrease (increase) in prepaid expenses                          (1,580)                  900
       Increase in deferred tax asset                                 (117,121)                    -
       Increase  in related party payable                                1,714                     -
       Increase in interest payable                                      4,658                     -
       Increase in deferred tax valuation allowance                    117,121                     -
       Increase in accounts payable and accrued expenses               149,978                78,200
       Amortization of deferred revenue                                (13,400)               90,300

                                                                    ----------            ----------

       Net cash used in operating activities                          (113,786)             (121,500)
                                                                    ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit paid                                                        (7,788)                    -
    Purchase of fixed assets                                           (11,518)              (37,800)
                                                                    ----------            ----------

       Net cash used in investing activities                           (19,306)              (37,800)
                                                                    ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debt                         157,737                     -
    Proceeds from issuance of common stock                                   -               200,000
    Principal payment on notes                                         (25,306)              (46,300)
                                                                    ----------            ----------

       Net cash provided by financing activities                       132,431               153,700
                                                                    ----------            ----------


       Net decrease in cash                                               (661)               (5,600)

       Cash and cash equivalents at
          December 31, 2000, and 1999                                    7,736                23,800
                                                                    ----------            ----------

       Cash and cash equivalents at
          September 30, 2001, and 2000                              $    7,075            $   18,200
                                                                    ==========            ==========

SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS

During the nine months ended September 30, 2001 and 2000, interest paid was $1,425 and $ 300, respectively.
The Company paid no taxes during the nine months ended September 30, 2001 or 2000.

In June 2001 the Company issued 100,000 shares of its common stock for services valued at $22,000.Also in
June 2001, the Company converted $21,700 of accounts payable to a convertible note payable.

In 2000 the company assigned $67,000 in accounts receivable for the settlement of an advance from a related party and stockholders


                           See the Accompanying Notes


                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of ICrystal, Inc. and Subsidiary (the "Company") have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The preparation of financial statements for the nine-month period ended September 30, 2001, has been completed by the Company without audit by the Company's independent auditors. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional financing in the form of private placements of equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management believes that these plans will allow the Company to generate sufficient cash to support its operations.

         The  preparation  of  the  financial   statements  in  conformity  with
         generally accepted accounting standards requires management to make estimates and assumptions that affect

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         BASIS OF PRESENTATION (CONTINUED)

         certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2001, and 2000, the Company held no cash equivalents.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of ICrystal, Inc. and Subsidiary include the accounts of its wholly owned subsidiary, I Crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 "SOFTWARE REVENUE RECOGNITION" and SOP 98-9 "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS". Royalties based upon licensees' revenues are earned. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period as elements are delivered.

         FIXED ASSETS

         Depreciation   and   amortization   expense  is   provided   for  on  a
         straight-line basis over the estimated useful lives of the assets. Leasehold improvements and leased properties held under capital leases are amortized over the remaining lease terms.

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         EARNINGS PER SHARE

         Net earnings per share is provided in accordance with Statement of Financial Accounting Standards (FASB) No. 128 "EARNINGS PER SHARE". Basic earnings (loss) per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, and 2000, the Company had no dilutive common stock equivalents such as stock options.

2.       NOTES PAYABLE

         In August 1999 the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan, the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan was due in full on November 30, 1999, unless converted into 200,000 common shares of ICrystal, Inc., which the Company agreed to register for resale at the request of West Peak.

         In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. The Company made principal payments of approximately $22,000 during the nine months ended September 30, 2001, leaving a balance of approximately $19,000, all of which is current.

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


3.       CONVERTIBLE DEBT

         During the first nine months of 2001, the Company received loan advances of $157,700 from Lexington Systems Limited (Lexington), an affiliate of Manihi, Inc. (the Company's master licensee) through common ownership. Additionally, the Company converted $21,700 of the accounts payable due to Lexington to a loan during 2001. Under the terms of the loan, the advance is unsecured and bears interest annually at 7.14% compounded monthly. The loan is due on demand unless Lexington elects to convert the loan plus accrued interest into registered common shares of the Company at $0.08 per share. At September 30, 2001, Lexington had not elected to convert the $180,400 plus accrued interest into the Company's common stock. Interest expense of $22,692 was recorded for the intrinsic value of the beneficial conversion feature embedded in the loan agreement. As of September 30, 2001, the balance of the convertible note and the accrued interest were $180,437 and $4,658, respectively.

4.       PROVISION FOR INCOME TAXES

         The Company recognizes deferred tax liabilities and benefits for the expected future tax consequences of events that have been included in the financial statements or tax returns.

         Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes for the nine months ended:

                                                      2001           2000
                                                      ----           ----

         Deferred noncurrent tax asset             $2,244,221     $ 2,151,724
         Valuation allowance                       (2,244,221)     (2,151,724)
                                                   ----------     -----------

              Total provision for income taxes     $      -0-     $       -0-
                                                   ----------     -----------


         The net change in the valuation account at September 30, 2001, was $117,121. The Company has available net operating loss carryforwards totaling approximately $6,660,650, which expire starting in the year 2009.

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


5.       CAPITAL STOCK

         The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 15,782,800 shares are issued (or committed to be issued) and outstanding at September 30, 2001. During the first nine months of 2001, the Company issued 100,000 shares for marketing and consulting services valued at $22,000.

6.       STOCK OPTIONS

         In July 2001 the Company extended the exercise period for all outstanding stock options granted under the Company's stock option plan for an additional sixty days from the existing expiration date of July 31, 2001. All the stock options expired in September 2001, without being exercised (see Note 9).

7.       RELATED PARTY TRANSACTIONS

         The Company is affiliated with the following entities:

         DIVERSIFIED COSMETICS INTERNATIONAL, INC. (DIVERSIFIED)
         The Company is associated with Diversified through common ownership. Diversified is an Alberta corporation that was previously listed on the Alberta Stock Exchange. In December 1998 the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations; and as of September 30, 2001, it was in the process of winding down its affairs. The Company had advances from Diversified of $4,395 at September 30, 2001.

         SLAMKO VISSER, CHARTERED ACCOUNTANTS (SLAMKO VISSER)
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the nine months ended September 30, 2001, and 2000, the Company incurred $36,937 and $18,000 respectively, of expense to Slamko

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


7.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Visser for consulting and accounting fees and related costs. The Company had $48,569 of accounts payable due to Slamko Visser at September 30, 2001.

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

         In the fourth quarter of 2000 the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective in November 2000 Manihi and the Company entered into a new 25-year exclusive master license agreement (the Agreement).

         Under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the second $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. In conjunction with the exclusive contract with Manihi, Inc., the Company continues to record deferred revenue until the elements of development, maintenance, support and upgrades of the software packages are delivered. The Company recorded $13,400 of revenue for the elements delivered during the nine months ended September 30, 2001.

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


7.       RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company incurred consulting services of $76,000 with Lexington Systems Limited, an affiliate of Manihi, Inc. (See Note 3) during the nine months ended September 30, 2001.

8.       SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         GEOGRAPHIC INFORMATION

         Following is a summary of revenues related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.


                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       -----------------------------------------     ---------------------------------------
                                       SEPTEMBER 30, 2001   SEPTEMBER   30, 2000     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                       ------------------   --------------------     ------------------   ------------------

         Commonwealth
                 of Dominica                $     -0-            $ 534,500                $     -0-            $ 374,800
         Central America
                  or Costa Rica              275,1769                  -0-                  558,379                  -0-
                                            ---------            ---------                ---------            ---------

          Consolidated Total                $ 275,176            $ 534,500                $ 558,379            $ 374,800
                                            =========            =========                =========            =========



         MAJOR CUSTOMERS

         During the nine months ended September 30, 2001, the Company realized $534,500 of revenue under its new exclusive master license agreement with Manihi, Inc. (See Note 7)

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

                                                  ICRYSTAL, INC., AND SUBSIDIARY
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    September 30, 2001, and 2000
________________________________________________________________________________


9.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The carrying amounts reported in the balance sheets for notes payable approximate fair value at September 30, 2001. The carrying amount of the convertible note approximates fair value, as the interest rate is approximately the same as the Company could obtain from a lender at September 30, 2001.

10.      SUBSEQUENT EVENTS

         In September 2001 the Company entered into a lease for office space in Vancouver, British Columbia, which will commence in October 2001. The lease is for two years, and the expense for each of the next two years will be $18,960.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues - Revenues for the quarters ending September 30, 2001 and September 30, 2000 were $275,176 and $374,800, respectively. The decrease of $99,624 reflects decreased royalties from an decrease in gaming activity through the company's Master Licensee as compared to the prior year quarter. The level of royalties was less than managements expectations due to Manihi, Inc., the Company's Master Licensee, experiencing credit card processing restrictions during the first fiscal quarter which affected this quarter as well. The average revenue for the third quarter of 2001 was $91,700 per month, which reflects the restricted credit card processing for the prior period.

The startup of the Partnership Program for the credit card processing, and the increase in marketing activities of Manihi should begin to show in increased revenues to meet projected levels. However, the Company does not anticipate revenues to exceed previous levels until the fourth quarter of 2001.


Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $260,417 and $372,800 for the quarters ended September 30, 2001 and 2000, respectively. The decrease of $112,383 was largely attributable to a reduction of general and administrative expenses.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $32,073 and $100,800 for the quarters ended September 30, 2001 and 2000, respectively.
The company is continuing to develop, expand and maintain licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $213,851 and $142,100 for the quarters ended September 30, 2001 and 2000, respectively. The increase of $71,751 consists mainly of the Company having incurred legal and professional costs in the third quarter of 2001 compared to the third quarter of 2000 for the filing of the Company's 10SB in order to be a fully reporting issuer and SB8 in order to release restrictions on certain shares.

Net Loss - The Company incurred a net income (loss) of $13,010 and $(5,200) for the quarters ended September 30, 2001 and 2000, respectively. The $7,810 decrease in operating losses was the result of an increase in royalties and reduction of operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues - Revenues for the nine months ending September 30, 2001 and September 30, 2000 were $558,379 and $534,500 respectively. The increase of $23,879 reflects the growth in gaming activities and royalties from previous marketing activities by the company.

Operating Expenses - Operating expenses are primarily comprised of research and development and general and administrative costs. Operating expenses were $875,040 and $1,080,300 for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $205,260 was largely attributable to a reduction in professional fees from the prior period due to the costs associated with the filing of the 10SB. Exclusive of professional fees, operating expenses in total were comparable between periods.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $60,186
and  $261,100  for  the  nine  months  ended   September   30,  2001  and  2000,
respectively. The $200,914 decrease reflects a reduction in research and development activities required as the company moves further from its development and start up phase. The company is, however, continuing to develop, expand and maintain its licensed Internet based gaming software.

General and Administrative - The Company's general and administrative costs consist of salaries and wages, consulting fees, professional fees, investor relation services, and office expenses. General and administrative costs were $799,870 and $670,100 for the nine months ended September 30, 2001 and 2000, respectively. The $129,770 increase was largely attributable to a increase in professional fees due to the filing of the 10SB in order to be a fully reporting issuer and SB8 in order to release restrictions on certain shares.

Net Loss - The Company incurred a net loss of $(346,450) and $(553,000) for the nine months ended September 30, 2001 and 2000, respectively. The $206,550 decrease in loss was the result of an increase in revenue combined with a reduction in operating expenses for the 2001 period as compared to 2000.


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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $239,430 and $123,900 at the end of the third quarter at September 30, 2001 and December 31, 2000, respectively. The increase in working capital deficiency of $115,530 is mainly attributable to the reduction in Accounts Receivable of $19,247, an increase in Accounts Payable of $56,532 and an increase in Convertible Debt of $106,895. At September 30, 2001, and December 31, 2000, stockholders' deficit was $505,747 and $216,800, respectively.

At December 31, 2000, $30,000 of current liabilities consisted of deferred revenue, which have been reduced by $16,600 to $13,400 during the first nine months ended September 30, 2001. The total change to deferred revenue, including current and long term for the nine months ended September 30, 2001 was $13,421.

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

Capital expenditures of $2,669 were incurred during the nine month period ended September 30, 2001. The Company's budgeted capital expenditures for the fiscal year ending December 31, 2001 are approximately $50,000 for computer upgrading and office renovations.

During the first six months of 2001, the Company received loan advances of $159,400 from Lexington Systems Limited (Lexington), an affiliate of Manihi, Inc. (through common ownership). Additionally, the Company converted $21,000 of accounts payable due to Lexington to a loan during 2001. Under the terms of the loan, the advance is unsecured and bears interest at 7.14% compounded monthly. The loan is due on demand unless Lexington elects to convert the loan plus accrued interest into registered common shares of the company at $.08 per share. At September 30, 2001 Lexington had not elected to convert the $180,400 plus accrued interest into the Company's common stock. During the second quarter of 2001 interest expense of 22,700 was recorded for the intrinsic value of the beneficial conversion feature embedded in the loan agreement.

During the second quarter of 2001 the company issued 100,000 Common shares at $.22 per share totalling $22,000 in exchange for investor relations.

Management continues to pursue numerous potential financing sources to raise funds to cover its obligations, including existing equity holders and new sources, but no commitments have been received to date. Subsequent to the June 30, 2001 period end the Company extended the expiration date of its stock option plan from August 1, 2001 to September 30, 2001. The plan had 1,350,000 options granted at an excersise price of $.20 per share. These options expired September 30, 2001 without being exercised.

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

Revenues for the month of December 2000 had reached $110,000, which exceeded the Company's monthly expenditures of approximately $85,000 per month. This compares to monthly revenues of approximately $91,700 and expenditures of $86,800 per month for the third quarter ended September 30, 2001. The reduced revenues in the quarter ended September 30, 2001, were directly attributable to the restriction of the credit card processing for gaming sites which occurred in the first quarter of 2001. New arrangements have been put in place in place by Manihi for credit card approval and processing, and the increased marketing activity will positively affect revenue for the remainder of 2001.

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

Dated this 15th day of November, 2001


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

November 15, 2001