Form 10KSB
period 2001-12-31
I CRYSTAL INC
filed 2002-04-16
CIK 1103384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001

                                 ICRYSTAL, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its Charter)

                             SEC File No. 000-29417

            DELAWARE                                     62-1581902
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                       3237 KING GEORGE HWY., SUITE 101-B
                           SURREY, BC V4P 1B7, CANADA
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 542-5021
                                               ______________

Securities   registered  under  Section  12(b)  of  the  Act:  None

Securities registered under Section 12(g) of the Act:

                          Common Stock $.01 Par Value
                          ___________________________

                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $

On April 15,  2002,  the  aggregate  market  value of the  voting  stock held by
non-affiliates  of  the  Registrant  was  approximately  $       ,  computed  by
reference to the price at which the stock was sold on such date.

There were 16,782,785 shares of common stock $.01 par value outstanding as of December 31, 2001.

                      Documents incorporated by reference: None.



Transitional Small Business Format (check one): Yes [ ]       No   [X]


================================================================================

ITEM 1   DESCRIPTION OF BUSINESS

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


                                    EMPLOYEES

As of April 2002, there were 16 persons dedicating full-time services to the Company of whom four were acting as senior programmers, two were acting as system administrators, and ten were involved in WEBSITE development, marketing, graphic art development and project management. Of those persons, eleven were full-time employees and five were under contractual arrangements with the Company. Competition for qualified management and technical employees is intense in the Internet software industry and the Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. The Company believes that its relations with its employees are excellent.


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


                         SHARES ELIGIBLE FOR FUTURE SALE

At DECEMBER 31, 2001, the Company had outstanding 16,782,785 shares of common stock, $.01 par value per share (the "COMMON STOCK") of which 6,248,360 shares were eligible for resale without restriction. Of the 15,682,800 shares, 1,000,000 shares of Common Stock were issued by the Company in July 2000 (the "2000 SUBSCRIPTIONS"), all of which are restricted securities eligible for resale within 1 year under Rule 144 and Regulation S. The 2000 Subscriptions have "PIGGY-BACK" registration rights for a period of one year in the event the Company proceeds to register shares of Common Stock under the Securities Act of 1933. In addition, there are 2 million shares of Common Stock held by directors and officers which will be eligible for resale pursuant to Rule 144 of the Securities Act (but subject to the relevant volume limitations) and 2.5 million shares of Common Stock held by Diversified which would be eligible for resale but was being held for distribution on liquidation of Diversified. Under those exemptions such shares will generally be available for resale in the U.S. one year from the date of respective issuance. This may adversely affect the market price of the Company's shares and could affect the amount of trading in such shares.

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

ITEM 3.  LEGAL PROCEEDINGS


The Company is currently not a party to any legal proceedings.



ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Revenues - Revenues were $873,500 and $900,600 for the fiscal years ended December 31, 2001 and 2000, respectively. The decrease of $27,100 reflects the result of the company's master licensee, Manihi, experiencing credit card processing restrictions during the early part of the year. By the end of 2001 revenues had returned to previous levels.

Operating Expenses - Operating expenses are primarily comprised of and general and administrative costs, consulting expenses, professional services and research and development expenditures. Operating expenses were $1,198,600 and $1,371,400 for the fiscal years ended December 31, 2001 and 2000, respectively. The decrease of $172,800 was mainly a result of a reduction in stock based compensation and sales and marketing expenses. During 2001 all of the options outstanding from its stock based compensation plan expired. During the 2001 year-end, the Company's main focus of its operations was the support of its licensees to maintain and increase its royalty base. Of the total expenses incurred during the fiscal years ended December 31, 2001 and December 31, 2000, $92,000 and $182,500 respectively were non-cash expenses paid for through the issuance of stock.

General and Administrative - The Company's general and administrative costs consist primarily of office supplies, rent, telephone and travel expenses. General and administrative costs were $175,000 and $188,100 for the fiscal years ended December 31, 2001 and 2000, respectively. These are very comparable between the two years.

Consulting expense - The Company's consulting expense consist primarily of third party consultants on contract to the company. Consulting expense was $407,000 and $539,000 for the fiscal years ended December 31, 2001 and 2000, respectively. This decrease of $132,000, results from the company's reduction in the use of external consultants for its operation.

Professional services - The Company's professional services expense consist primarily of auditing, legal and accounting services. Professional services expense was

$194,400 and $229,600 for the fiscal years ended December 31, 2001 and 2000, respectively. This decrease of $35,200, results from the company preparing an SB10 in the 2000 fiscal year, the costs of which were reflected in the prior year.

Research and Development - The Company's research and development costs consist primarily of personnel costs associated with the continued development of its Internet based casino software. Research and development costs were $398,300 and $224,000 respectively for the fiscal years ended December 31, 2001 and 2000, respectively. The $174,300 increase reflects the company's commitment to ensure its licensee's are using the most up to date software technology available.

Interest expenses - The company's interest expense consisted mainly of interest on its convertible loans along with the fees associated with the set up of these loans. Interest expense was $255,000 and $7,800 respectively for the fiscal years ended December 31, 2001 and 2000, respectively. The $247,200 increase reflects the company setting up and carrying the convertible loans for the 2001 year.

Net Loss - The Company incurred a net loss of $580,100 and $478,600 for the fiscal years ended December 31, 2001 and 2000, respectively. The 2001 loss was the result of the slightly lower software royalties combined with higher research and development costs expenses and higher debt servicing costs associated with its convertible loans.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency and working capital ratio at December 31, 2001 were $180,100 and 0.37 to 1.0, respectively, compared to $123,600 and
0.5 to 1.0 at December 31, 2000, respectively. At December 31, 2001 and 2000, stockholders' deficit was $635,300 and $216,800, respectively. The working capital deficiency and stockholder deficit are attributable to the Company's being in the development stage throughout 1998 and the first half of 1999, during which time it generated no revenues. The increase in the working capital deficiency in 2001 is attributable to an increase in debt servicing costs and expenses to increase the size of its office and the number of research staff.

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

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 are approximately $50,000 for computer upgrading and office renovations.

During 1999, the Company raised $915,300 of net cash proceeds (including funding of subscription receivables) from exempt offerings or the private placements of Common Stock. Another $78,200 of cash was raised in connection with a convertible loan agreement. The loan obligation has an outstanding amount of $7,300. Financing was also provided in 1999 in the form of advances from Diversified

Cosmetics International Inc. ("Diversified"), a related party. The $98,700 of advances outstanding at December 31, 1999 represented various expenses paid by Diversified on the Company's behalf, prior to the Company establishing its own bank account. Though the advances bear no interest, during 1999, the Company paid Diversified $6,700 of management fees for handling its cash receipts and disbursements. During 2000, Diversified agreed to assume a Company receivable in exchange for its debt.

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

During 2001 the Company received advances totalling $177,259 and converted $21,000 of accounts payable for a total advance of $198,259 from Lexington Systems limited, an affiliate of Manihi, Inc., through common ownership (See
Note 4). In November 2001 the Company refinanced the advance with an unrelated third party. The total interest paid to Lexington Systems Limited during the year ended December 31, 2001 was $151,953.

Management is pursuing numerous potential financing sources to raise funds to cover its obligations for the next year, including existing equity holders and new sources, but no commitments have been received. Management believes that the Company's success in raising this additional financing will depend on the Company's ability to demonstrate that it can fulfil its business strategy to license its games and websites and generate significant royalty revenues. Management also believes that stockholders will continue to support the financing efforts of the Company as long as it continues to demonstrate that it can fulfil that business strategy.

The Company began realizing revenues from its licensing activities in June of 1999, and such revenues amounted to $90,900 through December 31, 1999. Revenues had increased to $900,600 for the December 31, 2000 year end. Revenues for the December 31, 2001 year end had remained at approximately the same level as 2000 being at $873,500. The

Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financings to meet its short term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

ITEM 7   FINANCIAL STATEMENTS

Because the Company's auditors had not completed their review of the Company's books and financial performance as of the filing of this report, this information will be provided in an amended Form 10-KSB.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Although the Company's BYLAWS provide for a Board of Directors consisting of not less than two nor more than five directors, and the number is determined by a properly approved resolution of the Board. The Board currently consists of three
(3) directors.

                        DIRECTORS AND EXECUTIVE OFFICERS


NAME                  AGE     POSITION

                             OFFICERS AND DIRECTORS:

Larry J. Hrabi        50     Director, Chairman and Chief Executive Officer of
                             the Company.
                             Director and Chief Executive Officer of I crystal
                             Software.

Derek Bodnarchuk      27     Director and President.

H. Rex Hollett        70     Director.

                            SENIOR TECHNOLOGY PERSONNEL:

Fabrice L'Heureux     30     Project Development Coordinator and Creative
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


ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the three-year period ended DECEMBER 31, 2001, the cash and other compensation paid to the Company's Chief Executive Officer. No other executive officer had annual compensation in excess of $100,000 during such period.



                           SUMMARY COMPENSATION TABLE



LARRY HRABI     Chief Executive     2001     $70,500
                Officer             2000     $70,500(1)     $2,667         --     --     --
                                    1999     $6,000         $2,667         --     --     --     --


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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



                   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Article Eight of the Company's provides that the directors of the Company shall not be liable to the Company or the shareholders of the Company for a breach of fiduciary duty unless such breach involves (1) the director's duty of loyalty to the Company, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (3) liability for unlawful payments of dividends or stock purchases or redemption's by THE COMPANY, or (4) a

ITEM 13: INDEX TO EXHIBITS

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

Dated this 16th day of April, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

April 15, 2002