Form 10KSB/A
period 2001-12-31
I CRYSTAL INC
filed 2002-05-17
CIK 1103384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001

                                 ICRYSTAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                             SEC File No. 000-29417

            DELAWARE                                     62-1581902
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                       3237 KING GEORGE HWY., SUITE 101-B
                           SURREY, BC V4P 1B7, CANADA
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 542-5021
                                               --------------

Securities   registered  under  Section  12(b)  of  the  Act:  None

Securities registered under Section 12(g) of the Act:

                           Common Stock $.01 Par Value
                          ---------------------------

                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $873,471.00

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

From 1994 until late 1998, the Company had minimal operations and devoted its efforts to corporate structuring, financial and business planning, recruitment of directors and advisors, and raising additional financing. In 1998 the business of the Company became focused on the development and licensing of Internet based software for computer based card and table games for gaming and casino applications. In December 1998 the Company entered into a licensing and put option agreement (the "DIVERSIFIED LICENSE") with Diversified Cosmetics International, Inc. ("DIVERSIFIED") to license that company's game and casino software. Diversified subsequently exercised the put option (the "PUT OPTION") granted in the Diversified License and required the Company to acquire Diversified's casino software for Company Common Stock and a promissory note. The Company's first revenues from the newly focused business operations were realized in July 1999 and, therefore, the Company has presented development stage financial statements for the periods through June 1999. Since its founding, the Company has recorded significant losses.
At December 31, 2001, the Company has an accumulated deficit of $6,834,351 and has a shareholders deficiency of $635,311.


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

In April 1999, the Company entered into its first licensing agreement (the "MASTER LICENSE") for its gaming software with the Master Licensee (DCI), a corporation organized in Dominica which also operated under the working name of "DYNAMIC CASINO INVESTMENTS". The Master License is now held by Manihi. The first WEBSITE, Video Poker Palace, began operations in mid-1999. Total revenues received by the Company under the Master Licensees in 2000 were $900,640 from both DCI and Manihi and $873,471 for the year ended December 31, 2001, from Manihi. The Master Licensee (DCI) accounted for substantially all of the Company's revenues in 1999 and approximately 75% of the Company's revenues in 2000.

Effective August, 1999 the Company purchased the proprietary rights to the bingo software ("METROBINGO") that was being developed by Power Star Corp. ("POWER STAR"). The Company was developing and improving the bingo software, but recently delayed efforts to develop the bingo site to concentrate on the casino software.

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

The Company's expenses are based in part on the Company's product development and marketing budgets. Many of the costs incurred by the Company to develop sell and license its products are expensed as such costs are incurred, which often is before a product is released or licensed. In addition, a significant portion of the Company's expenses are fixed. As the Company increases its production and licensing activities, current expenses will increase and, if revenues from previously released products are below expectations, net income (loss) is likely to be disproportionately affected.

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

The Company has increased its spending on research and development over the past fiscal year at $398,275, in the year ended DECEMBER 31, 2001, as compared to $224,047 for the fiscal year ending DECEMBER 31, 2000.

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

The Internet based gaming industry began in 1996 when the first on-line casinos established operations, principally from operating bases in the Caribbean and Central America. Technology constraints resulted in limited graphics, slow play and a reliance on software which was difficult for the players to understand. Companies such as Cryptologic and Microgaming were among the first to license their software to the industry.
According to a 2000 Bear Stearns' report, there are approximately over 300 public and private companies that own, develop and operate more than 500 e-gaming Web properties worldwide and new sites are added each day.
Recent sources are predicting that on-line gaming revenues will be about $3 billion in 2002. Some in the industry are predicting an increase in player participation from 3 million players in 1999 to 16 million players by the year 2002.


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


                                  NORTH AMERICA

Citizens of some or all jurisdictions in the United States may not be allowed to participate in online casino wagering. The legality of gambling has heretofore been considered a matter of state concern and each state has regulated its own laws, rules and regulations regarding gaming and wagering. In the event Internet gaming and wagering is ruled illegal in the various states, each state may disallow Internet gaming and wagering. As a result, the Company's business would be limited to only those states where gambling is legal, assuming such states have proscribed Internet gambling. Furthermore, legislation may be introduced in the U.S Congress seeking to prohibit all Internet gambling in the U.S. If the legislation were enacted into law, the Company's business would be limited only to locations outside the U.S. The inability to conduct any Internet gaming operations in the U.S. may have a substantial negative impact on the potential revenues that the Company is able to generate. However, since the Company will be marketing and focusing the expansion of its operations in Europe and Asia, the status of Internet gambling in the U.S. is being reduced as the company diversifies its geographic area of concentration.

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

One of the first Australian based Internet gaming sites to be established was Lassiters Online Casino ("LASSITERS"). Lassiters, which opened in April 1999 near Alice Springs in the Northern Territory, reported over 3,500 customers producing over $2,000,000 in net gaming revenue by their third month of operation. Since then, Australia has increasingly continued to attract major private and public software licensors, adding significant net gaming revenues.


                                 GLOBAL OUTLOOK

In the UK a new bill has passed that permits the operation of interactive gaming. Sweden is considering a proposal for amendments to the Lottery Act. The growing trend in the EU countries towards interactive gaming will result in increased demand for the Company's software and revenue. With the increase in the number of game operators, the casino market is becoming increasingly competitive. The Company recognizes the need for the development of new gaming products and will continue to expend funding on development costs to ensure its software remains competitive.

With the exception of the U.S., a significant number of governments appear to be accepting Internet based gaming and are attempting to regulate and tax this industry. Many countries in Europe now allow Internet based lotteries, and many have blueprints for full Internet gaming regulations.

Caribbean countries such as Antigua, Dominica, and Aruba currently allow regulated Internet based gaming. Antigua, for example, had licensed 48 gaming operators as of JULY 1, 1999. Dominica and Aruba together have nearly as many. The Caribbean will likely continue to be a major center for the Internet based casino industry even if other countries put regulations or prohibitions in place. the Company's Master Licensee (Manihi) currently operates its site out of Costa Rica. After consulting with various experts, the management established that many countries (U.K., Australia, Netherlands, Argentina, South Africa, etc.) have realized the futility of trying to ban Internet gambling and have developed or begun to develop legislation and tax for this industry, knowing Internet usage and high speed access is continuing to grow, with the greatest area of growth taking place outside of the U.S.


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


                                    EMPLOYEES

As of April 2002, there were 16 persons dedicating full-time services to the Company of whom four were acting as senior programmers, two were acting as system administrators, and ten were involved in WEBSITE development, marketing, graphic art development and project management. Of those persons, eleven were full-time employees and five were under contractual arrangements with the Company. Recently, competition for qualified management and technical employees has been reduced
in the Internet software industry, however the Company's success will still depend in large part upon its ability to continue to attract and retain qualified employees. The Company believes that its relations with its employees are excellent.


                                  RISK FACTORS

The Company's business and investment in its securities is subject to a number of risks which, in addition to ordinary business risks, include the following:


1.       COMPANY HAS NO HISTORY OF EARNINGS

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


2.       UNCERTAINTY OF ADDITIONAL CAPITAL

Although the Company currently has cash flows, it does not anticipate achieving positive cash flows from operations until the second quarter of 2002. Therefore, the Company's financial position for at least the next 6 months is contingent on its ability to raise money through equity or debt financing to meet the financial needs that are not funded from operations. The Company will seek to raise additional capital either through the sale of equity or debt securities in private or public financing or through strategic partnerships, in order fully to finance, develop, market and upgrade its casino software programs and WEBSITES.

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


  THE COMPANY DERIVES A SUBSTANTIAL AMOUNT OF ITS REVENUES FROM FOREIGN SOURCES

The Company is currently licensing and plans to license its software in countries outside North America and to derive a portion of its games revenues and most of its gaming related revenues from licensees in such jurisdictions. The Company intends to expand these activities through licenses, direct and indirect software sales, and localization activities. These activities will require separate management focus and a full understanding of the international marketplace, including skills not currently available at the Company. The Company's international activities and its overall results will therefore be subject to certain risks inherent in international trade, many of which are beyond its control, such as changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), difficulties in attracting and retaining a skilled local work force, differences in local fiscal discipline and the instability of foreign economies and governments. There can be no assurance that will be able to increase international revenues or that the foregoing local factors will not have a material adverse effect on the Company's future revenues and, consequently, on the Company's overall business, operating results and financial conditions.

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

In addition, the Company may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. If it appears necessary or desirable, the Company may seek licenses under patents or other intellectual property that it is allegedly infringing. No assurance can be given, however, that licenses could be obtained on commercially reasonable terms or that the terms of any offered necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.


                DEPENDENCE ON KEY PERSONNEL AND PROGRAMMING STAFF

The Company is highly dependent on key members of its management and its programming staff . The loss of the services of any of them may adversely affect 's ability to achieve its business plan. Recruiting and retaining qualified technical personnel to carry out research and development and technical support will be critical to the Company's future success. Although management believes that the Company will continue to be successful in attracting and retaining skilled personnel, it can offer no assurance that the Company can accomplish this objective on acceptable terms. The Company has not implemented key person life insurance on any management employee.

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


                    THE COMPANY'S STOCK PRICE MAY BE VOLATILE

In recent years and months, the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly stocks like the Company's. It is also possible that the Company's operating results will not meet the expectations of its public market analysts, which could have an adverse effect on the trading price of its common shares. Accordingly, the market price for the Company's Common Stock may fluctuate substantially.


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


                         SHARES ELIGIBLE FOR FUTURE SALE

At DECEMBER 31, 2001, the Company had outstanding 16,782,785 shares of common stock, $.01 par value per share (the "COMMON STOCK") of which 6,248,360 shares were eligible for resale without restriction. In addition, there are 2 million shares of Common Stock held by directors and officers which will be eligible for resale pursuant to Rule 144 of the Securities Act (but subject to the relevant volume limitations). Under those exemptions such shares will generally be available for resale in the U.S. one year from the date of respective issuance. This may adversely affect the market price of the Company's shares and could affect the amount of trading in such shares.

This may adversely affect the market price of its shares and could affect the amount of trading of such shares.


    MINIMAL TRADING HISTORY OF COMMON STOCK - POSSIBLE STOCK PRICE VOLATILITY

The Company's Common Stock traded on the OTC Bulletin Board under the symbol "ICRS" from August 1999 through March 2000, and under the symbol "ICRSE" from March 2000 until APRIL 4, 2000. The Company's stock traded on the National Quotation Bureau's "PINK SHEETS" from APRIL 5, 2000 until May 31, 2000, when they re-commenced trading on the OTC Bulletin Board, where they currently trade under the symbol "ICRS". The market price of the Company's Common Stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, the quarterly operating results of other Internet based gambling and casino software development companies, the trading volume in its Common Stock, changes in general conditions in the economy, the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.


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



ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Revenues - Revenues were $873,500 and $900,600 for the fiscal years ended December 31, 2001 and 2000, respectively. The decrease of $27,100 reflects the result of the company's master licensee, Manihi, experiencing credit card processing restrictions during the early part of 2001. By the end of 2001 revenues had returned to previous levels.

Operating Expenses - Operating expenses are primarily comprised of and general and administrative costs, consulting expenses, professional services and research and development expenditures. Operating expenses were $1,198,600 and $1,371,400 for the fiscal years ended December 31, 2001 and 2000, respectively. The decrease of $172,800 was mainly a result of a reduction in stock based compensation and sales and marketing expenses. During 2001 all of the options outstanding from its incentive stock option plan expired. During the 2001 year-end, the Company's main focus of its operations was the support of its licensees to maintain and increase its royalty base. Of the total expenses incurred during the fiscal years ended December 31, 2001 and December 31, 2000, $92,000 and $182,500 respectively were non-cash expenses paid for through the issuance of stock.

General and Administrative - The Company's general and administrative costs consist primarily of office supplies, rent, telephone and travel expenses. General and administrative costs were $175,000 and $116,900 for the fiscal years ended December 31, 2001 and 2000, respectively. These are very comparable between the two years.

Consulting expense - The Company's consulting expense consist primarily of third party consultants on contract to the company. Consulting expense was $407,000 and $539,000 for the fiscal years ended December 31, 2001 and 2000, respectively. This decrease of $132,000, results from the company's reduction in the use of external consultants for its operation.

Professional services - The Company's professional services expense consist primarily of auditing, legal and accounting services. Professional services expense was $194,400 and $229,600 for the fiscal years ended December 31, 2001 and 2000, respectively. This decrease of $35,200, results from the company preparing an SB10 in the 2000 fiscal year, the costs of which were reflected in 2000.

Research and Development - The Company's research and development costs consist primarily of personnel costs associated with the continued development of its Internet based casino software. Research and development costs were $398,300 and $376,300 respectively for the fiscal years ended December 31, 2001 and 2000, respectively. The $22,000 increase reflects the company's commitment to ensure its licensee's are using the most up to date software technology available.

Interest expenses - The company's interest expense consisted mainly of interest on its convertible loans along with the fees associated with the set up of these loans. Interest expense was $255,000 and $6,800 respectively for the fiscal years ended December 31, 2001 and 2000, respectively. The $247,200 increase reflects the company setting up and carrying the convertible loans for the 2001 year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficiency and working capital ratio at December 31, 2001 were $624,000 and 0.15 to 1.0, respectively, compared to $123,900 and
0.5 to 1.0 at December 31, 2000, respectively. At December 31, 2001 and 2000, stockholders' deficit was $635,300 and $216,800, respectively. The working capital deficiency and stockholder deficit are attributable to the Company's being in the development stage throughout 1998 and the first half of 1999, during which time it generated no revenues. The increase in the working capital deficiency in 2001 is attributable to an increase in debt servicing costs and expenses to increase the size of its office and the number of research staff.

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

During 2001 the Company received advances totalling $177,259 and converted $22,700 of accounts payable for a total advance of $198,259 from Lexington Systems Limited, an affiliate of Manihi, Inc., through common ownership. The total interest paid to Lexington Systems Limited during the year ended December 31, 2001 was $151,953.

In November 2001 the Company refinanced the advance with an unrelated third party for a total amount of $443,900 in principal, fees and accrued interest. This note was due in May 2002, the Company has received an extension.

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

ITEM 7   FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 19, 2001, Registrant dismissed Moss Adams LLP. and, on
October 10, 2001, Registrant retained Mark Bailey & Co. Ltd. as its auditor. During the two previous fiscal years, the auditor expressed no adverse opinion, nor was any audit qualified or modified. There were no disagreements of any kind between iCrystal, Inc. and Moss Adams.


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


                           SUMMARY COMPENSATION TABLE


LARRY HRABI     Chief Executive     2001   $70,500
                Officer             2000   $70,500 (1)    $2,667
                                    1999   $ 6,000        $2,667

(1) Mr. Hrabi's Service CONTRACT with the Company provided that he be granted 100,000 shares of Common Stock on or prior to NOVEMBER 1, 2000. The compensation represented by the issuance of such stock is being recognized monthly by the Company and Mr. Hrabi during the twelve month period commencing November 1999 at a rate of $1,333. Additionally in August 2000, Mr. Hrabi was granted 150,000 options to acquire Common Stock, which were immediately exercisable at $.20 per share and which expired in August 2001. In September, 2001 Mr. Hrabi was issued 500,000 Common Stock for a value of $35,000 for services rendered.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

On APRIL 4, 2000 the Company's Directors approved the 2000 Incentive Plan of the Company subject to approval of the Company's Stockholders at the Special Meeting of stockholders of the Company, which approval was granted by the Stockholders in JUNE 2000. Prior to April 2000, had no employee stock option or other incentive plans. To date, the Company has issued 1,350,000 options to acquire the Common Stock to various officers, directors and employees of the Company exercisable at $.20 per share, all of which vested immediately upon issuance and which expired in August 2001.


                            COMPENSATION OF DIRECTORS

The directors of the Company are not compensated for their services although such directors may from time to time be awarded options or other incentives under the Company's 2000 Incentive Plan.


                     CONTRACTUAL ARRANGEMENTS FOR EMPLOYMENT

On JULY 1, 1999 the Company entered into a Service CONTRACT with 4250 Investments Ltd., a personal CONTRACT company whereby Mr. L'Heureux will act as the Company's Software Development Manager to develop WEBSITES for its corporate and licensee clients, to administer its software development project and to oversee the overall creative, graphic direction and design efforts of THE COMPANY. This Service CONTRACT may be terminated at any time upon the provision of 14 days notice by either party. Under the Service CONTRACT 4250 Investments Ltd. was paid $4000 per month, subject to performance reviews every three months at which time the amount of compensation could be adjusted upward in the discretion of the president. On NOVEMBER 1, 1999 monthly compensation was increased to $5,000 per month. This contract is being paid on a month to month basis at a rate of $5,000 per month.

On NOVEMBER 1, 1999 the Company entered into a Service CONTRACT with Mr. LARRY HRABI whereby Mr. Hrabi will perform consulting work to develop and oversee Company investor relations, and the Company's overall licensing, sales and marketing efforts. This Service CONTRACT may be terminated at any time upon the provision of 14 days notice by either party. Under the Service CONTRACT Mr. Hrabi was paid US$60,000 on an annual basis, and was entitled to receive 100,000 shares of Common Stock prior to NOVEMBER 1, 2000, unless the Service CONTRACT has been previously terminated by either party. All 100,000 shares of Common Stock were issued to Mr. Hrabi on JANUARY 11, 2000. In addition, Mr. Hrabi was issued 500,000 shares in September, 2001 as part of the compensation package.

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


                        REPORT ON PRICING OF OPTIONS/SARS

Of the 1,350,000 Common Stock options granted as of August 2000, all were granted at an exercise price of $.20 per share, which was the fair market value as of that date. All of these options expired in August of 2001. No new options have been granted in fiscal 2001 under the 2000 Incentive Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Prior to the date when the Company
established its own bank account in late 1999, all cash transactions were deposited in and disbursed from an account under Diversified Cosmetics International Inc. Diversified had originally sold the software to the company in exchange for 2.5 million shares. Diversified had also paid various expenses on the Company's behalf. The net effect of these circumstances has resulted in the Company owing Diversified $3,845 at DECEMBER 31, 2001. The advances bear no interest since they are among related parties. During 2001, Diversified distributed its 2.5 million shares of the company to its stock holders as part of its winding up process.

Through September 30, 2000, the Company had received $164,000 of upfront fees from DCI, Inc. (the Master Licensee) for development of specified software packages. Recognition of the fees received is deferred until such time as the software packages have been fully developed. Once development is complete, the fees are recognized over a five-year term which is the estimated period over which the Company expects to provide ongoing maintenance, support and upgrades for these software packages.

In the fourth quarter of 2000, the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000.

The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2001 and 2000, the Company incurred $16,279 and $37,800, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had accounts payable of $51,079 due to Slamko Visser at December 31, 2001.

During 2000, the Company owed Diversified $102,100. During the third quarter 2000, the Company repaid $49,700 of this amount, and Diversified agreed to settle the remaining $52,400 obligation by accepting the assignment of a receivable from DCI, Inc. At December 31, 2001 the Company owed Diversified $3,845 for certain bills paid by Diversified.

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


              MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares of Common Stock formerly traded on the OTC Bulletin Board Market under the trading symbol "ICRS." The Company's Common Stock initially began trading on the OTC Bulletin Board on MAY 20, 1998 under the symbol "CGSI." The Company changed its name to SoftNet Industries Inc. on NOVEMBER 18, 1998 and the Company's trading symbol was subsequently changed to "SFNT" on NOVEMBER 24, 1998. On JULY 29, 1999 the Company's name was changed to I crystal Inc. due to a conflicting name being used by another company and its trading symbol was changed to "ICRS" on AUGUST 3, 1999 until March 1999 when the Company's symbol changed to "ICRSE." On APRIL 5, 2000 the Company's stock began trading on the National Quotation Bureau's pink sheets. As of APRIL 12, 2002, there were 16,782,785 shares of Common Stock outstanding. The high and low bid prices of the Company's Common Stock for each quarter of its last two fiscal years as quoted from the OTC Bulletin Board were:


           QUARTER                     HIGH BID PRICE     LOW BID PRICE



           1st Quarter 2000 (ICRS)              $0.90             $0.16
           2nd Quarter 2000 (ICRS)              $0.40             $0.30
           3rd Quarter 2000 (ICRS)              $0.35             $0.16
           4th Quarter 2000 (ICRS)              $0.35             $0.09

           1st Quarter 2001 (ICRS)              $0.10             $0.05
           2nd Quarter 2001 (ICRS)              $0.18             $0.10
           3rd Quarter 2001 (ICRS)              $0.09             $0.05
           4th Quarter 2001 (ICRS)              $0.14             $0.08



These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                    RECENT SALES OF UNREGISTERED SECURITIES.

The following sets forth certain information concerning the currently outstanding securities of the Company which were sold or issued by the Company during the last two years without the registration of the securities under the Securities Act in reliance on exemptions from such registrations requirements.

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

In September, 2001 the Company issued 1,000,000 shares to two officers and directors for services valued at $70,000. In addition, during 2001 the Company issued 100,000 shares for marketing and consulting services valued at $22,000.


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

8.1         Current Report Form 8-K dated October 29, 2001*

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

10.14 Lease INDENTURE dated SEPTEMBER 4, 1999 by and between Mario's Pinocchio Ristorante, Ltd. and the Company.*

10.15       Agreement   dated  OCTOBER 15,  1999,  by and between the  Master
            Licensee and the Company.*

10.16       Service   CONTRACT   dated NOVEMBER  1, 1999,  by and between  THE
            COMPANY and LARRY HRABI.*

10.17       Service    CONTRACT   dated DECEMBER  2,  1999,  by and between  THE
            COMPANY and Douglas Slamko.*

10.18 Agreement, dated MARCH 13, 2000, by and between I Crystal Soft- ware and American Amusements Co.*

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

Dated this 17th day of May, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                       CEO

May 17, 2002

                                 ICRYSTAL, INC.,

                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                          DECEMBER 31, 2001, AND 2000,

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficit.............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Financial Statements................................................F-8

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


                          INDEPENDENT AUDITORS' REPORT

April 14, 2002
(Except for Note 11, as to which
the Date is May 15, 2002)

Board of Directors and Stockholders
iCrystal, Inc., and Subsidiary

We have audited the balance sheet of iCrystal, Inc., (a Delaware corporation) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of iCrystal, Inc., as of December 31, 2001, and the results of its operation and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a net stockholders deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




Mark Bailey & Co., Ltd.
Reno, Nevada




                         ICRYSTAL, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001


                                      ASSETS

                                                                                            DECEMBER 31, 2001
                                                                                            _________________

CURRENT ASSETS
  Cash                                                                                          $     1,387
  Accounts receivable (net of allowance for doubtful accounts of $-0-)                              107,996
                                                                                                ___________
    Total current assets                                                                            109,383
                                                                                                ___________
FIXED ASSETS
  Equipment                                                                                          48,487
  Furniture and fixtures                                                                              5,459
  Leasehold improvements                                                                              4,764
  Accumulated depreciation and amortization                                                         (14,293)
                                                                                                ___________
    Total fixed assets                                                                               44,417
                                                                                                ___________
OTHER ASSETS
  Deposits                                                                                            6,249
  Loan origination fees (net of amortization of $17,139)                                             51,419
  Deferred tax asset (net of valuation allowance
    of $2,323,669)                                                                                        -
                                                                                                ___________
    Total other assets                                                                               57,668
                                                                                                ___________
    Total assets                                                                                $   211,468
                                                                                                ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                              $   113,843
  Accrued expenses                                                                                  100,000
  Related party payable                                                                              51,079
  Advance from stockholder                                                                            3,845
  Current portion of debt - West Peak note                                                            7,337
  Current portion of deferred revenue - master licensee                                              13,400
  Convertible debt and related interest                                                             443,896
                                                                                                ___________
    Total current liabilities                                                                       733,400
                                                                                                ___________
DEFERRED REVENUE - MASTER LICENSEE                                                                  113,379
                                                                                                ___________
  Total liabilities                                                                                 846,779
                                                                                                ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 16,782,785 shares issued and outstanding                                            167,828
  Additional paid-in capital                                                                      6,031,212
  Accumulated deficit                                                                            (6,834,351)
                                                                                                ___________
    Total stockholders' equity                                                                     (635,311)
                                                                                                ___________
    Total liabilities and stockholders' equity                                                  $   211,468
                                                                                                ===========



   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 2001, and 2000



                                                                                FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2001             DECEMBER 31, 2000
                                                                 _________________             _________________

SOFTWARE ROYALTIES                                                 $   873,471                   $   900,640
                                                                   ___________                   ___________

OPERATING COSTS AND EXPENSES
  General and administrative                                           174,968                       116,848
  Consulting expense                                                   406,966                       539,048
  Professional services                                                194,370                       229,571
  Research and development                                             398,275                       376,300
  Sales and marketing expense                                            4,002                        66,753
  Stock based compensation                                              12,800                        37,500
  Depreciation and amortization expense                                  7,183                         5,400
                                                                   ___________                   ___________
    Total operating cost and expenses                                1,198,564                     1,371,420
                                                                   ___________                   ___________
    Net loss from operations                                          (325,093)                     (470,780)
                                                                   ___________                   ___________

  Financing costs                                                            -                         1,000
  Interest expense                                                     255,027                         6,820
                                                                   ___________                   ___________
    Net loss before income taxes                                      (580,120)                     (478,600)
                                                                   ___________                   ___________
  Provision for income taxes                                                 -                             -
                                                                   ___________                   ___________
    Net loss                                                       $  (580,120)                  $  (478,600)
                                                                   ===========                   ===========
    Loss per share                                                 $     (0.04)                  $     (0.03)
                                                                   ===========                   ===========
Weighted average common shares
  outstanding  (basic and diluted)                                  15,982,785                    15,413,000
                                                                   ===========                   ===========



   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For The Years Ended December 31, 2001, and 2000




                                                   COMMON STOCK           ADDITIONAL        DEFERRED     ACCUMULATED     TOTAL
                                               SHARES        AMOUNT    PAID-IN CAPITAL   COMPENSATION      DEFICIT       EQUITY
                                             __________    _________   _______________   ____________    ___________     ______

Balance at December 31, 1999                 14,682,785    $ 146,828     $ 5,471,414      $ (59,300)    $ (5,775,631)  $(216,689)
  Stock issued for cash and services            523,000        5,230         194,770                                     200,000
  Stock issued for services                     477,000        4,770         177,730                                     182,500
  Stock based compensation - stock options                                    37,500                                      37,500
  Amortization of deferred compensation                                                      46,500                       46,500
  Contributed capital                                                         12,000                                      12,000
  Net loss                                                                                                  (478,600)   (478,600)
                                             __________    _________     ___________      _________     ____________   _________
Balance at December 31, 2000                 15,682,785      156,828       5,893,414        (12,800)      (6,254,231)   (216,789)
  Stock issued for services in June 2001        100,000        1,000          21,000                                      22,000
  Stock issued to directors for services
    in November 2001                          1,000,000       10,000          60,000                                      70,000
  Benefit feature of the conversion of the
    convertible notes issued in 2001                                          56,798                                      56,798
  Amortization of deferred compensation                                                      12,800                       12,800
  Net loss                                                                                                  (580,120)   (580,120)
                                             __________    _________     ___________      _________     ____________   _________
Balance at December 31, 2001                 16,782,785    $ 167,828     $ 6,031,212      $       -     $ (6,834,351)  $(635,311)
                                             ==========    =========     ===========      =========     ============   =========



   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2001, and 2000

                                                                                 FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                               2001              2000
                                                                             _________         _________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(580,120)        $(478,600)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of deferred compensation costs                                 12,800            46,500
    Depreciation and amortization expense                                        7,183             5,400
    Common stock issued for expenses                                            92,000           194,500
    Non cash interest expense for intrinsic value of
      conversion feature of debt                                                56,798                 -
    Stock based compensation - stock options                                         -            37,500
    Decrease (increase) in accounts receivable                                   2,308          (101,600)
    Decrease in prepaid expenses                                                     -               900
    Increase in deferred tax asset                                            (196,569)         (163,400)
    Increase  in related party payable                                           7,224                 -
    Increase in interest payable                                                25,126                 -
    Increase in deferred tax valuation allowance                               196,569           163,400
    Increase in accounts payable and accrued expenses                          113,179            98,200
    (Decrease) increase in deferred revenue                                    (23,800)           83,600
                                                                             _________         _________
      Net cash used in operating activities                                   (287,302)         (113,600)
                                                                             _________         _________
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits paid                                                               (6,249)                -
    Proceeds from sale of assets                                                     -            21,000
    Purchase of fixed assets                                                   (19,597)          (40,600)
                                                                             _________         _________
      Net cash used in investing activities                                    (25,846)          (19,600)
                                                                             _________         _________



   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2001, and 2000

                                                                                 FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                               2001              2000
                                                                             _________         _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                                   542,910                 -
  Proceeds from issuance of common stock                                             -           200,000
  Payments on related party advances                                            (3,550)          (46,300)
  Principal payments on notes                                                 (232,525)          (36,600)
                                                                             _________         _________
    Net cash provided by financing activities                                  306,835           117,100
                                                                             _________         _________
    Net decrease in cash                                                        (6,313)          (16,100)
    Cash and cash equivalents at
      December 31, 2000, and 1999                                                7,700            23,800
                                                                             _________         _________
    Cash and cash equivalents at
      December 31, 2001, and 2000                                            $   1,387         $   7,700
                                                                             =========         =========


SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS

During the years ended December 31, 2001 and 2000, interest paid was $153,726 and $6,700, respectively.

The Company paid no taxes during the years ended December 31, 2001, and 2000.

In June 2001 the Company issued 100,000 shares of its common stock for services valued at $22,000. Also in 2001, the Company converted $22,700 of accounts payable to a convertible note payable.

In November 2001 the Company issued 1,000,000 shares of its common stock for services valued at $70,000 to directors of the Company.

In 2000 the company assigned $67,000 in accounts receivable for the settlement of  advances from a related party and stockholders.



   The Accompanying Notes are an Integral Part of These Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         iCrystal, Inc. (the Company) was incorporated October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998 the Company changed its name to Softnet Industries, Inc., and in June 1999 the name was changed to I Crystal. In June 2000 the name was changed again to iCrystal, Inc. The Company's offices are located in Surrey and Vancouver, British Columbia, where it engages in developing and licensing software related to the Internet gaming industry. Products include various theme- oriented blackjack and poker games, slot machines, and bingo games. The Company does not conduct any gaming activities.

         In August 1999, I Crystal Software, Inc. (I Crystal Software) was incorporated in the province of British Columbia, Canada. Upon incorporation, all founding shares were issued to the officers of iCrystal. In December 1999 the officers contributed all shares to the Company, at which time I Crystal Software became a wholly owned subsidiary of the Company. I Crystal Software has subsequently carried out essentially all of the Company's software development activity.

         GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and at December 31, 2001, the Company had a working capital deficiency of $624,000 and a stockholder's deficit of $635,000. During 2001 the Company did not generate revenues sufficient to fund its operation.

         In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional financing in the form of private placements of equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOING CONCERN (CONTINUED)

         financing will be available, if at all, at terms acceptable to the Company.

         Management believes that the future cash flows from operations and its ability to raise additional debt or equity capital will allow the Company to generate sufficient cash to support its operations.

         BASIS OF PRESENTATION

         The preparation of the financial statements in conformity with generally accepted accounting standards in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2001, and 2000, the Company held no cash equivalents.

         ACCOUNTS RECEIVABLE

         The Company extends credit to licensees on an unsecured basis. Management established allowances for doubtful accounts based on evaluation of historical and current payment trends as well as consideration of specific collection issues that may require additional specific allowances. As of December 31, 2001, all accounts receivable were considered collectible.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of iCrystal, Inc. and Subsidiary include the accounts of its wholly owned subsidiary, I Crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 "SOFTWARE REVENUE RECOGNITION" and SOP 98-9 "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS," and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Royalties based upon licensees' net gaming revenues are recognized as licensees' revenues when earned. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period as elements are delivered.

         FIXED ASSETS

         Depreciation and amortization expense is provided for on a straight-line declining balance basis over the estimated useful lives of the assets. Leasehold improvements and leased properties held under capital leases are amortized over the remaining lease terms.

         LOAN ORIGINATION FEES

         Loan origination fees are capitalized and amortized on a straight-line basis over the life of the loan.

         ADVERTISING COSTS

         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the years ended December 31, 2001, and 2000, were $4,002 and $14,800, respectively.

         LOSS PER SHARE

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSS PER SHARE (CONTINUED)

         would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001 and 2000, the Company had no dilutive common stock equivalents such as stock options.

         INCOME TAXES

         The Company accounts for income taxes using the liability method. Deferred taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes at enacted tax rates. Deferred tax amounts represent the future tax consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         The Company is subject to tax reporting in multiple jurisdictions and considers the requirements of each jurisdiction when preparing its estimates of taxes currently due and deferred taxes. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligation represents estimates which are subject to changes and adjustments resulting from future events. (See Note 3)

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred. During the years ended December 31, 2001, and 2000, the Company expensed $398,275 and $376,300, respectively for research and development costs.

         SEGMENT INFORMATION

         The  company   reports   segments  in  accordance  with  SFAS  No.  131
         "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 requires that

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         reportable segments be designated using a management approach, which relies on the internal organization used by management for making operational decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographical areas, and major customers. Management assesses the performance of its operations as a single segment. (See Note 8)

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations in accordance with the guidance in SFAS No. 141.

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has adopted SFAS No. 142 as of December 31, 2001. Management does not feel that the standard will materially affect the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 requires that retirement obligations be recognized as they occur and display as liabilities. This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and the normal operation of a long-lived asset. Management does not feel that the standard will materially affect the Company.

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management does not feel that this standard will materially affect the Company.

         STATEMENT PRESENTATION

         The December 31, 2000, income statement has been reclassified to conform to the December 31, 2001, presentation. The operating expenses have been shown in more detail.

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

         In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


2.       NOTES PAYABLE (CONTINUED)

         filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. The Company made principal payments of $35,227 and $36,600 during 2001 and 2000, respectively, leaving a balance of $7,337 at December 31, 2001.

         In 2001 the Company received unsecured advances from Lexington Systems, a related party.The Company also converted $22,700 of its accounts payable to the advance. The advances were convertible to shares of the Company's common stock at a value of $.08 per share. The advances carried an interest rate of 7.14% per month on the principal and were due on demand. The conversion feature of the advances had a beneficial amount based on the intrinsic value of the conversion. The Company accrued $56,798 to additional paid in capital for the beneficial conversion feature of these advances. (See Note 8)

         In November 2001 the Company refinanced the convertible advances with unrelated third parties in the amount of $418,770. The note included commissions and fees of $68,558, carries an interest rate of 4% per month on the outstanding principal, and is due May 15, 2002. The notes are convertible to shares of the Company's common stock at a value of $.04 per share. At the time of issuance, the notes did not have a beneficial conversion feature, as the conversion price was equal to the fair market price of the stock. In May 2002 the note was extended for six months with the same terms (See Note 11).

         The following schedule shows future principal payments required for contracts and notes payable as of December 31, 2001:

                                                             CONTRACTS &
                                                            NOTES PAYABLE
                                                            _____________

              West Peak note                                 $    7,337
              Convertible debt and related interest             443,896
                                                             __________

                                 Due in 2002                 $ 451,233
                                                             ==========

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


3.       PROVISION FOR INCOME TAXES

         The Company recognizes deferred tax liabilities and benefits for the expected future tax consequences of events that have been included in the financial statements or tax returns.

         Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The following is a schedule of the composition of the provision for income taxes:

                                                             2001          2000
                                                            _____         _____
         FEDERAL
         Current                                            $ -0-         $ -0-
         Deferred                                             -0-           -0-
                                                            _____         _____

              Total provision for federal income taxes        -0-           -0-
                                                            _____         _____
         CANADIAN
         Current                                              -0-           -0-
         Deferred                                             -0-           -0-
                                                            _____         _____

              Total provision for Canadian income taxes       -0-           -0-
                                                            _____         _____

                Total provision for income taxes            $ -0-         $ -0-
                                                            =====         =====

         Deferred tax benefits and liabilities are calculated using enacted tax rates in Canada and the U.S. in effect for the year in which the differences are expected to reverse.

         The following is a schedule of the composition of the income tax benefit:

                                                     2001             2000
                                                  ___________      __________

         Net operating loss carryforward          $ 2,323,669      $2,127,100
         Valuation                                 (2,323,669)     (2,127,100)
                                                  ___________      __________
             Total provision for income taxes     $      -0-       $      -0-
                                                  ===========      ==========

         The net change in the valuation account was $196,569 and $163,400, in the years ended December 31, 2001, and 2000, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


3.       PROVISION FOR INCOME TAXES (CONTINUED)

         The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to the change in control of the Company and limitations on the deductibility of $4,458,700 for services in exchange for issuance of common stock. In the event that all returns are filed, the Company will have unused net operating losses available for carryforwards of $6,834,320 that will start to expire in 2009 in the U.S.

         As a result of not filing all income tax returns, the Company may be subject to assessment of penalties. However, as of April 14, 2002, no assessments have been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

         Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. To the extent such earnings exist, they are considered indefinitely reinvested, and the Company provides no deferred income tax on such amounts.

4.       CAPITAL STOCK

         The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 16,782,785 shares are issued (or committed to be issued) and outstanding at December 31, 2001.

         In 2001 the Company issued 100,000 shares for marketing and consulting services valued at $22,000.

         In 2001 the Company issued 1,000,000 shares of its common stock to two officers and directors for consulting services valued at $70,000.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


4.       CAPITAL STOCK (CONTINUED)

         In 2000 the Company issued 1,000,000 share of its common stock for cash proceeds and services totaling $382,500. Also during the year, certain stockholders assumed $12,000 of the Company's liabilities which was recorded as contributed capital.

5.       STOCK BASED COMPENSATION

         In June 2000 stockholders approved adoption of the 2000 Incentive Plan (the "Plan"). Under the Plan the Company may make awards to employees, non-employees, directors, consultants, and independent contractors shares of common stock or derivative securities such as incentives and nonqualified stock options stock, purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years, and three million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted.

         A  summary  of the  status  of the Plan at  December  31,  2001,  is as follows:
                                                                    WEIGHTED
                                                                    AVERAGE
                                                     NUMBER OF      EXERCISE
                                                      OPTIONS       PRICE
                                                     __________     ________

        Options outstanding at December 31, 2000      1,350,000     $   .20
        Granted                                             -0-         -0-
        Exercised                                           -0-         -0-
        Forfeited                                    (1,350,000)    $   .20
                                                     __________     ________
        Options outstanding at December 31, 2001            -0-         -0-
                                                     ==========     ========

         The Company applies the provisions of Accounting Principles Board No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations to account for stock-based awards granted to employees and non-employee directors holding positions that are filled by stockholder elections. Accordingly, costs for employee and non-employee director

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


5.       STOCK BASED COMPENSATION (CONTINUED)

         stock options are measured as the excess, if any, of the value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized at the date of grant for the awards made to employee and non-employee directors under the Plan.

         The Plan includes a cashless exercise feature that allows holders to exercise their options without presenting cash or other consideration. When this feature is utilized, the Company withholds from shares that would otherwise be issued the number of shares having a fair market value equal to the option exercise price. Consequently, the number of shares issuable upon exercise varies with changes in the Company's stock price. Because the number of shares to be issued is not fixed, the Company remeasures the compensation cost of outstanding employee and non-employee directors' options at each balance sheet date. No additional compensation was recognized for 2000 or 2001 as a result of any remeasurement of the compensation cost of these options. There were no options outstanding as of December 31, 2001.

         The Company applies the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," and related interpretations to account for stock-based awards granted to non-employees, other than non-employee directors. SFAS No. 123 requires that the cost for non-employee stock options be measured based on the fair value of the options granted at the date the services were performed. The Company uses the Black-Scholes option-pricing model to compute estimated fair value. There were no stock options granted to non-employees during the year ended December 31, 2001. Stock based compensation expenses recognized on the date of grant for options issued to non-employees during 2000 totaled $37,500, based on the following assumptions:

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


5.       STOCK BASED COMPENSATION (CONTINUED)

              Risk-free interest rate                             6.0%
              Dividend yield rate                                 0.0%
              Price volatility                                  100.0%
              Weighted average expected life of option            .75 years

         SFAS No. 123 requires disclosure of the pro-forma effect of applying the fair value method of accounting for stock options granted to employees and non-employee directors. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute the estimated fair value, based on the assumptions presented above. There were no stock options issued in 2001. Pro forma net loss and loss per share amounts for 2001 and 2000 are as follows:

                                                     2001           2000
                                                  __________     _________

              Pro forma Net Loss                  $(580,120)     $(533,200)
              Pro forma basic and diluted
              loss per share                      $   (0.04)     $   (0.03)


6.       OBLIGATIONS UNDER LEASE

         The Company occupies leased premises which have renewal options with terms and conditions similar to the original lease. The rent expense for the years ended December 31, 2001, and 2000, were $40,975 and $19,500, respectively.

         The following schedule shows future minimum lease payments required for operating leases that have noncancelable lease terms in excess of one year as of December 31, 2001(amounts are in Canadian Dollars):

                            Year Ending December 31,

                                    2002                             $ 82,011
                                    2003                               57,209
                                 After 2003                               -0-
                                                                     ________
                                              Total                  $139,220
                                                                     ========

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


7.       CONTINGENCIES

         Financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of cash equivalents and trade receivables. The Company extends credit to its major customer, Manihi. In addition, the Company maintains amounts on deposit with financial institutions which at times, exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.


8.       RELATED PARTY TRANSACTIONS

         The Company is affiliated with the following entities:

         Diversified Cosmetics International, Inc. (Diversified) Diversified, a stockholder of the Company, is an Alberta corporation that was previously listed on the Alberta Stock Exchange. In December 1998 the Company acquired certain software rights from Diversified. Subsequent to the transfer of the technology to the Company, Diversified has had no significant business operations. In 2000 the Company repaid $49,700 of the amount owed, and Diversifed agreed to settle the remaining $52,400 obligation by accepting the assignment of a receivable from DCI, Inc.

         Slamko Visser, Chartered Accountants (Slamko Visser) The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2001 and 2000, the Company incurred $16,279 and $37,800 respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had $51,079 of accounts payable due to Slamko Visser at December 31, 2001.

         DCI, Inc. and Manihi, Inc.
         In April and October 1999, respectively, the Company entered into two ten- year nonexclusive master license agreements with DCI, Inc. for use of the Company's

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


8.       RELATED PARTY TRANSACTIONS (CONTINUED)

         technology. Leonard Slamko, a consultant retained by DCI, Inc., is a stockholder of the Company and a relative of officers and directors of the Company. DCI, Inc. is incorporated in the Commonwealth of Dominica, where it is licensed to conduct international wagering, lotteries and games of chance by way of telecommunications.

         In the fourth quarter of 2000 the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective in November 2000 Manihi and the Company entered into a new 25-year exclusive master license agreement (the 'Agreement').

         Under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. The Company recorded $873,471 and $228,700 of revenue for the elements delivered during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had a $102,496 due from Manihi.

         During 2001 the Company received advances totaling $177,559 and converted $22,700 of accounts payable for a total advance of $198,259 from Lexington Systems Limited, an affiliate of Manihi, Inc., through common ownership. In November 2001 the Company refinanced the advance with an unrelated third party. The total interest paid to Lexington Systems Limited during the year ended December 31, 2001, was $151,953.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


8.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Advances from shareholders

         The Company owed certain stockholders $19,000 for advances made to the company in 1999, when it was in the development stage. In 2000 the stockholders agreed to settle $14,600 of the obligation by accepting the assignment of a receivable from DCI, Inc. The balance of the advance as of December 31, 2001, and 2000 was $3,845 and $4,400 respectively.

9.       SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
         SEGMENT INFORMATION

         The Company's primary operations consist of the development and licensing of internet-based gaming technology. Management assesses the performance of its operation as a single segment.

         GEOGRAPHIC INFORMATION

         Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                                            FOR THE YEAR ENDED DECEMBER 31, 2001

                                            REVENUE            LONG-LIVED ASSETS
                                           _________           _________________

         Canada                            $     -0-               $ 58,710
         Commonwealth of Dominica                -0-                    -0-
         Central America or Costa Rica       873,471                    -0-
                                           _________               ________
             Consolidated Total            $ 873,471               $ 58,710
                                           =========               ========

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


9.       SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

         GRAPHIC INFORMATION (CONTINUED)


                                       FOR THE YEAR ENDED
                                       DECEMBER 31, 2000

                                            REVENUE
                                           _________

         Commonwealth of Dominica          $ 671,900
         Central America or Costa Rico       228,740
                                           _________
             Consolidated Total            $ 900,640
                                           =========

         MAJOR CUSTOMERS

         During the year ended December 31, 2001, and 2000, the Company realized $873,471 and $228,740, of revenue under its new exclusive master license agreement with Manihi, Inc.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The fair value of accounts receivable and payable, related party payable, and other current liabilities approximate their carrying amounts. The fair value of the advance from stockholder and the note payable approximates its carrying amount because of the short term nature of the financial instruments. The fair value of the convertible debt, approximate the carrying value December 31, 2001, as it reflects the current terms and conditions for similar debt available to the Company.

11.      SUBSEQUENT EVENT

         In May 2002 the convertible note which was due May 15, 2002, was extended for six months with the same terms.