Form 10QSB
period 2002-03-31
I CRYSTAL INC
filed 2002-05-20
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED MARCH 31, 2002


                         COMMISSION FILE NUMBER: 0-29417


                                 ICRYSTAL, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                  62-1581902
_______________________            ____________________________________
(STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                          3237 KING GEORGE HWY., STE. 101-B
                    SURREY, BRITISH COLUMBIA, V5P 1B7 CANADA
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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


THERE ARE 16,782,785 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 15, 2002.

                          ICRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       AND

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

                          ICRYSTAL, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                            PAGE


PART I     FINANCIAL INFORMATION

           ITEM 1     FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets..............................1

           Condensed Consolidated Statement of Operations (Unaudited).........2

           Condensed Consolidated Statement of Cash Flows (Unaudited).........3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)........................................................4

           ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................7

SIGNATURES....................................................................9

PART II    OTHER INFORMATION

           None.



                          ICRYSTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31, 2002    DECEMBER 31,
                                                                 (UNAUDITED)          2001
                                                                ______________    ____________

                                     ASSETS

CURRENT ASSETS

   Cash                                                          $        49      $     1,387
   Accounts receivable (net of allowance account of $-0-)            107,695          107,996
                                                                 ___________      ___________
      Total current assets                                           107,744          109,383

FIXED ASSETS
   Equipment                                                          56,034           48,487
   Furniture and fixtures                                              6,860            5,459
   Leasehold improvements                                              4,764            4,764
   Accumulated depreciation and amortization                         (16,287)         (14,293)
                                                                 ___________      ___________
      Total fixed assets                                              51,371           44,417
                                                                 ___________      ___________

OTHER ASSETS
   Deposits                                                            6,249            6,249
   Loan origination fees (net of amortization of $51,417
     and $17,139)                                                     17,141           51,419
   Deferred tax asset (net of valuation allowance of
     $2,350,376 and $2,323,669)                                            -                -
                                                                 ___________      ___________
      Total other assets                                              23,390           57,668
                                                                 ___________      ___________
      Total assets                                               $   182,505      $   211,468
                                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   230,538      $   213,843
   Related party payable                                              51,038           51,079
   Advances from stockholders                                          1,255            3,845
   Current portion of debt - West Peak note                            2,277            7,337
   Convertible debt and related interest                             494,148          443,896
   Current portion of deferred revenue - master licensee              13,400           13,400
                                                                 ___________      ___________
      Total current liabilities                                      792,656          733,400
                                                                 ___________      ___________

DEFERRED REVENUE - MASTER LICENSEE                                   103,679          113,379
                                                                 ___________      ___________

      Total liabilities                                              896,335          846,779
                                                                 ___________      ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.01 par value, 30,000,000
     shares authorized; 16,782,785 shares issued
     and outstanding at March 31, 2002 and December 31, 2001         167,828          167,828
   Additional paid-in capital                                      6,031,212        6,031,212
   Accumulated deficit                                            (6,912,870)      (6,834,351)
                                                                 ___________      ___________
      Total stockholders' deficit                                   (713,830)        (635,311)
                                                                 ___________      ___________

      Total liabilities and stockholders' equity                 $   182,505      $   211,468
                                                                 ===========      ===========



                           See the Accompanying Notes



                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                             MARCH 31, 2002         MARCH 31, 2001
                                                             ______________         ______________

SOFTWARE ROYALTIES                                             $   274,998            $   100,700
                                                               ___________            ___________

OPERATING COSTS AND EXPENSES
  General and administrative                                        49,790                 60,774
  Research and development                                         131,333                100,200
  Consulting                                                        81,831                130,198
  Marketing expense                                                  3,289                  6,100
  Depreciation and amortizartion expense                             1,993                  1,828
                                                               ___________            ___________
    Net income (loss) from operations                                6,762               (198,400)
                                                               ___________            ___________
  Interest expense                                                  85,280                  1,000
                                                               ___________            ___________
    Net income (loss) before income taxes                          (78,518)              (199,400)
                                                               ___________            ___________
  Provision for income taxes                                             -                      -
                                                               ___________            ___________
    Net income (loss)                                          $   (78,518)           $  (199,400)
                                                               ===========            ===========
    Earnings (loss) per share                                  $     (0.00)           $     (0.01)
                                                               ===========            ===========
  Weighted average common shares
    outstanding  (basic and diluted)                            16,782,785             15,682,800
                                                               ===========            ===========


                           See the Accompanying Notes



                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                             MARCH 31, 2002         MARCH 31, 2001
                                                             ______________         ______________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $ (78,518)           $  (199,400)
     Adjustments to reconcile net loss to net
       cash used in operating activities:

       Amortization of deferred compensation costs                       -                  5,600
       Depreciation and amortization expense                         1,993                  1,828
       Amortization of loan origination fees                        34,278                      -
       Decrease in accounts receivable                                 300                 77,700
       Increase in deferred tax asset                              (26,707)               (67,796)
       Increase in accounts payable and accrued expenses            16,696                 57,672
       Decrease in related party payable                               (41)                     -
       Increase in interest payable                                 50,252                      -
       Increase in deferred tax valuation allowance                 26,707                 67,796
       Decrease in deferred revenue                                 (9,700)                (6,700)
                                                               ___________            ___________
       Net cash used in operating activities                        15,260                (63,300)
                                                               ___________            ___________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                     (8,948)                     -
                                                               ___________            ___________
       Net cash used in investing activities                        (8,948)                     -
                                                               ___________            ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt                          -                 77,600
     Principal payments on notes and advances                       (7,650)               (14,600)
                                                               ___________            ___________
       Net cash provided by financing activities                    (7,650)                63,000
                                                               ___________            ___________

       Net decrease in cash                                         (1,338)                  (300)

       Cash and cash equivalents at December 31, 2001, and 2000      1,387                  7,700
                                                               ___________            ___________

       Cash and cash equivalents at March 31, 2002, and 2001   $        49            $     7,400
                                                               ===========            ===========

SUPPLEMENTARY INFORMATION
During the three months ended March 31, 2002, and 2001, the Company paid $440 and $400 in interest, respectively.

The Company paid no taxes during the three months ended March 31, 2002, or 2001.


                           See the Accompanying Notes

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of ICrystal, Inc. and Subsidiary (the "Company") have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements for the three-month period ending March 31, 2002, and 2001, were completed by the Company without audit by the Company's independent auditors. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management believes that these plans will allow the Company to generate sufficient cash to support its operations.

         The preparation of the financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         BASIS OF PRESENTATION (CONTINUED)
         estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

         STATEMENT RECLASSIFICATION
         The statement of operations for the period ended March 31, 2001, has been reclassified to conform to the March 31, 2002 presentation. The operating and administrative expenses have been shown in more detail.

         LOSS PER SHARE
         Net loss per share was computed using the weighted average of the common shares outstanding. The shares associated with the convertible debt were not included because they were antidilutive.

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

         In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. As of March 31, 2002, the balance of the note was $2,277.

         In November 2001 the Company refinanced its advance from Lexington Systems with convertible notes. The Notes carry an interest rate of 4 percent per month on the principal. The principal and accrued interest are convertible at $.04 per share. The notes were due in May 2002 and the Company has received an extension on the notes for six months. The balance of the note and accrued interest as of March 31, 2002 was $494,148.

3.       RELATED PARTIES
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the three months ended March 31, 2002, and 2001, the Company incurred $7,600 and $18,300 respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had $51,038 of accounts payable due to Slamko Visser at September 30, 2001.

         As of March 31, 2002, the Company had advances from stockholders of $1,255.

4.       MAJOR CUSTOMER
         During the three months ended March 31, 2002, and 2001, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $265,300 and $94,000 in the three months ended March 31, 2002, 2001, respectively, from Manihi, Inc.

5.       SUBSEQUENT EVENTS
         In May 2002, the Company received an extension of the convertible note for six months. The terms of the note remain unchanged.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUES - Revenues were $274,998 and $100,700 for the fiscal quarters ended March 31, 2002 and 2001, respectively.

The original anticipated revenues for the first quarter of 2002 were approximately $255,000 due to Manihi increasing its marketing activities and showing an increase in revenues. In the 2001 quarter Manihi had experienced credit card processing restrictions which were rectified during the second quarter of 2001.

The average revenue for the first quarter of 2002 was $91,666 per month, which reflects the effect of the the Partnership Program for credit card processing, and the increase in marketing activities of Manihi. The Company anticipates revenues will continue to grow based on the marketing plans in place at this time.

OPERATING EXPENSES - Operating expenses are primarily comprised of general and administrative costs, research and development, Consulting and interest expense. Operating expenses were $353,516 and $299,100 for the fiscal quarters ended March 31, 2002 and 2001, respectively. The increase of $54,416 was mainly a result of the Company continuing its business strategy to develop and license Internet based gaming technology reflected in increased research and development costs during the first quarter of 2002, as compared to 2001, and a large increase in interest expenses related to the costs of financing.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, professional fees, travel, and office expenses. General and administrative costs were $49,790 and $60,774 for the fiscal quarters ended March 31, 2002 and 2001, respectively. The decrease of $10,984 reflects the fact that the Company has stabilized its general and administrative costs for the quarter.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $131,333 and $100,200 respectively for the fiscal quarters ended March 31, 2002 and 2001. The $31,133 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $81,831 and $130,198 respectively for the fiscal quarters ended March 31, 2002 and 2001. The $48,367 decrease reflects the Company's reduced reliance on external consultants as compared to the prior quarter.

NET LOSS - The Company incurred a net loss of $78,518 and $199,400 for the fiscal quarters ended March 31, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in research and development and interest costs combined with a corresponding decrease in consulting and general and administrative expenses. The company expects this trend to continue for the balance of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $684,912 and $624,017 at the end of the first quarter at March 31, 2002 and December 31, 2001, respectively. The increase of $60,895 is attributable mainly to an increase in Accounts Payable of $ 16,695 and Convertible debt and related interest of $ 50,252. At March 31, 2002, and December 31, 2001, stockholders' deficit was $713,830 and $635,311, respectively.

At December 31, 2001, $113,379 of liabilities consisted of deferred revenue, which have been reduced by $9,700 to $103,679 during the first quarter ended March 31, 2002.

The Company has a 25 year exclusive license agreement with Manihi Inc. Under the terms of the Manihi agreement the Company is obligated to provide technical support for all new and existing casino gaming software. In return the Company is receiving thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net revenues derived from the Company's software and website packages. The Company will also receive fifty percent of gross revenue derived from upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from the sales of software to sub-licensees. Manihi is required to spend a minimum of $10,000 monthly advertising each software package.

During the quarter ended March 31, 2002 the company received financial support by way of interest accrued from the convertible loans from affiliates of the licensee in the amount of $50,252.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 are approximately $30,000 for computer upgrading. Of this amount, $8,948 was expended during the quarter ended March 31, 2002.

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

Revenues for the month of March 2002 had reached $107,000 which does not meet the Company's monthly expenditures of an estimated $118,000 per month. The shortfall is due mainly to the interest costs of financing its convertible debt. The company is presently looking at ways to refinance this debt.

The Company's liquidity over the next 12 months is contingent on its ability to raise money through debt or equity financing to meet its short term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

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

Dated this 20th day of May, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO