Form 10KSB/A
period 2001-12-31
I CRYSTAL INC
filed 2002-06-04
CIK 1103384

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

On April 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $____________, computed by reference to the price at which the stock was sold on such date.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases 2000 square feet of commercial space at 3237 King George Highway, Suite 101-B, in Surrey, British Columbia, Canada. This facility houses the Company's marketing, and administrative operations. The Company entered into its lease on September 4, 1999, and the lease runs until January 31, 2003. The Company's monthly rent payment is $2,300.50 CDN(approximately $1,540 USD).

In September 2001 the Company leased 1,857 square feet of commercial space at 400 Burrard Street, Suite 450, Vancouver, British Columbia, Canada, commencing October 2001 for a term of 2 years. Monthly rental is $2,209 CDN (approximately $1,390 USD). This facility houses its software development, production, and technical functions. It also houses the Company's subsidiary I crystal Software and all of its functions.

During 2000 The Company also leases 768 square feet of commercial space at 750 West Pender, Vancouver, British Columbia, Canada, the lease expired in September 2001. The monthly rental was $2,350.23 CDN (approximately $1,570 USD).

The Company believes that existing facilities are adequate for its needs through the middle of the year 2003. Should the Company require additional space at that time, or prior thereto, the Company believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

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

In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SASF 143 requires that retirement obligations be recognized as they occur and display as liabilities. This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and the normal operation of a long-lived asset. Management does not feel that the standard will materially affect the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

10.17       Service    CONTRACT   dated DECEMBER  2,  1999,  by and between  THE
            COMPANY and Douglas Slamko.*

10.18 Agreement, dated MARCH 13, 2000, by and between I Crystal Soft- ware and American Amusements Co.*

10.19       Agreement dated DECEMBER 3, 1999 by and between the Company and CTC,
            Inc.*

11.1        Statement re computation of per share earnings.*

21.1        Subsidiaries of registrant.*

            ____________________
            * PREVIOUSLY FILED and incorporated by reference to the registrant's
              Form-10SB/A, filed May 30, 2000.

                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of May, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                       CEO

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

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Deficit.............................F-7

Consolidated Statements of Cash Flows........................................F-8

Notes to Financial Statements................................................F-9

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

MOSS-ADAMS LLP
________________________________________________________________________________
Certified Public Accountants




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders iCrystal, Inc. and Subsidiary


We have audited iCrystal, Inc. and Subsidiaries consolidated statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and its cash flow of iCrystal, Inc. and Subsidiary for the year ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ MOSS ADAMS LLP
__________________
Moss Adams LLP

Bellingham, Washington
March 25, 2001




                         ICRYSTAL, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001


                                      ASSETS

                                                                                            DECEMBER 31, 2001
                                                                                            _________________

CURRENT ASSETS
  Cash                                                                                          $     1,387
  Accounts receivable (net of allowance for doubtful accounts of $-0-)                              107,996
                                                                                                ___________
    Total current assets                                                                            109,383
                                                                                                ___________
FIXED ASSETS
  Equipment                                                                                          48,487
  Furniture and fixtures                                                                              5,459
  Leasehold improvements                                                                              4,764
  Accumulated depreciation and amortization                                                         (14,293)
                                                                                                ___________
    Total fixed assets                                                                               44,417
                                                                                                ___________
OTHER ASSETS
  Deposits                                                                                            6,249
  Loan origination fees (net of amortization of $17,139)                                             51,419
  Deferred tax asset (net of valuation allowance
    of $2,323,669)                                                                                        -
                                                                                                ___________
    Total other assets                                                                               57,668
                                                                                                ___________
    Total assets                                                                                $   211,468
                                                                                                ===========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                              $   113,843
  Accrued expenses                                                                                  100,000
  Related party payable                                                                              51,079
  Advance from stockholder                                                                            3,845
  Current portion of debt - West Peak note                                                            7,337
  Current portion of deferred revenue - master licensee                                              13,400
  Convertible debt and related interest                                                             443,896
                                                                                                ___________
    Total current liabilities                                                                       733,400
                                                                                                ___________
DEFERRED REVENUE - MASTER LICENSEE                                                                  113,379
                                                                                                ___________
  Total liabilities                                                                                 846,779
                                                                                                ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 16,782,785 shares issued and outstanding                                            167,828
  Additional paid-in capital                                                                      6,031,212
  Accumulated deficit                                                                            (6,834,351)
                                                                                                ___________
    Total stockholders' deficit                                                                    (635,311)
                                                                                                ___________
    Total liabilities and stockholders' deficit                                                 $   211,468
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

         VALUATION OF LONG-LIVED ASSETS

         The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted cash flows is less than the carrying amounts.

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

         The following is a schedule of the composition of the income tax benefit:

                                                     2001             2000
                                                  ___________      __________

         Net operating loss carryforward          $ 2,323,669      $2,127,100
         Valuation                                 (2,323,669)     (2,127,100)
                                                  ___________      __________
             Total provision for income taxes     $      -0-       $      -0-
                                                  ===========      ==========

         Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:
                                                            DECEMBER 31
                                                       2001            2000
                                                     _________      _________
         Net loss before taxes                       $(580,120)     $(478,600)
         U.S. statutory rate                             34.00%         34.00%
                                                     _________      _________
         Change in deferred tax asset                  196,569        163,400
         Change in deferred tax asset
            valuation account                         (196,569)      (163,400)
                                                     _________      _________
         Effective tax rate                          $    0.00      $    0.00
                                                     =========      =========

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

         In the fourth quarter of 2000 the Company approved a request by DCI, Inc. to assign all its rights and obligations under the two non-exclusive licensing agreements to Manihi, Inc. ("Manihi"). Manihi is a Costa Rican corporation operating as a reseller of Internet gaming solutions. The effective date of the assignment was September 23, 2000. Effective in November 2000 Manihi and the Company entered into a new 25-year exclusive master license agreement (the 'Agreement'). The Company will also receive fifty percent of the gross revenue derived form the upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from sales of software to sub-licensees. Manihi is also required to spend a minimum of $10,000 monthly advertising for each software package or casino.

         Also under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website packages. The Company recorded $873,471 and $228,700 of revenue for the elements delivered during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had a $102,496 due from Manihi.

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
                                           =========

         MAJOR CUSTOMERS

         During the year ended December 31, 2001, and 2000, the Company realized $873,471 and $228,740, of revenue under its new exclusive master license agreement with Manihi, Inc. The Company earned software royalties of $671,900 during 2000 from DCI, Inc.

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