Form 10QSB
period 2002-06-30
I CRYSTAL INC
filed 2002-08-14
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2002


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


THERE ARE 18,332,785 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2002.

                          ICRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       AND

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

                          ICRYSTAL, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                      JUNE 30, 2002 AND DECEMBER 31, 2001





PART I     FINANCIAL INFORMATION

           ITEM 1     FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets

           Condensed Consolidated Statement of Operations (Unaudited)

           Condensed Consolidated Statement of Cash Flows (Unaudited)

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)

           ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES

PART II    OTHER INFORMATION



                          ICRYSTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30, 2002     DECEMBER 31,
                                                                 (UNAUDITED)          2001
                                                                ______________    ____________
                                     ASSETS

CURRENT ASSETS

   Cash                                                          $    17,369      $     1,387
   Accounts receivable (net of allowance account of $-0-)            117,362          107,996
   Advances to stockholders                                            1,361                -
   Prepaid expenses                                                   42,898                -
                                                                 ___________      ___________
      Total current assets                                           178,990          109,383
                                                                 ___________      ___________

FIXED ASSETS
   Equipment                                                          63,999           48,487
   Furniture and fixtures                                             18,909            5,459
   Leasehold improvements                                              6,342            4,764
   Accumulated depreciation and amortization                         (19,120)         (14,293)
                                                                 ___________      ___________
      Total fixed assets                                              70,130           44,417
                                                                 ___________      ___________

OTHER ASSETS
   Deposits                                                            6,249            6,249
   Loan origination fees (net of amortization of $51,417
     and $17,139)                                                          -           51,419
   Deferred tax asset (net of valuation allowance of
     $2,350,376 and $2,323,669)                                            -                -
                                                                 ___________      ___________
      Total other assets                                               6,249           57,668
                                                                 ___________      ___________
      Total assets                                               $   255,369      $   211,468
                                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   128,904      $   213,843
   Related party payable                                              49,935           51,079
   Advances from stockholders                                              -            3,845
   Current portion of debt - West Peak note                            2,460            7,337
   Convertible debt and related interest                             512,400          443,896
   Customer deposit                                                   65,000                -
   Current portion of deferred revenue                                13,400           13,400
                                                                 ___________      ___________
      Total current liabilities                                      772,099          733,400
                                                                 ___________      ___________

DEFERRED REVENUE - MASTER LICENSEE                                    93,979          113,379
                                                                 ___________      ___________

      Total liabilities                                              866,078          846,779
                                                                 ___________      ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.01 par value, 30,000,000
     shares authorized; 18,332,785 shares issued
     and outstanding at June 30, 2002 and December 31, 2001          183,328          167,828
   Additional paid-in capital                                      6,122,212        6,031,212
   Accumulated deficit                                            (6,916,249)      (6,834,351)
                                                                 ___________      ___________
      Total stockholders' deficit                                   (610,709)        (635,311)
                                                                 ___________      ___________

      Total liabilities and stockholders' equity                 $   255,369      $   211,468
                                                                 ===========      ===========



                  See Notes to the Interim Financial Statements



                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                   JUNE 30, 2002     JUNE 30, 2001         JUNE 30, 2002    JUNE 30, 2001
                                                   ______________     ______________       ______________    ______________

SOFTWARE ROYALTIES                                   $   626,046        $   283,203          $   351,048       $   182,500
                                                     ___________        ___________          ___________       ___________

OPERATING COSTS AND EXPENSES
  General and administrative                              96,384            172,505               46,594            78,974
  Research and development                               266,856            198,000              135,523            97,800
  Consulting                                             182,490            227,659              100,659           130,198
  Marketing expense                                        3,954             12,900                  665             6,800
  Depreciation and amortization expense                   4,826              3,639                 2,833             1,828
                                                     ___________        ___________          ___________       ___________
    Net income (loss) from operations                     71,536           (331,500)              64,774          (133,100)
                                                     ___________        ___________          ___________       ___________
  Interest expense                                       153,433             28,000               68,153            27,000
                                                     ___________        ___________          ___________       ___________
    Net income (loss) before income taxes                (81,897)          (359,500)              (3,379)         (160,100)
                                                     ___________        ___________          ___________       ___________
  Provision for income taxes                                   -                  -                    -                 -
                                                     ___________        ___________          ___________       ___________
    Net income (loss)                                $   (81,897)       $  (359,500)         $    (3,379)      $  (160,100)
                                                     ===========        ===========          ===========       ===========
    Earnings (loss) per share                        $     (0.00)       $     (0.02)         $     (0.00)      $     (0.01)
                                                     ===========        ===========          ===========       ===========
  Weighted average common shares
    outstanding  (basic and diluted)                  17,557,785         15,688,900           18,332,785        15,695,100
                                                     ===========        ===========          ===========       ===========


                  See Notes to the Interim Financial Statements



                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                             JUNE 30, 2002         JUNE 30, 2001
                                                             ______________         ______________
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $ (81,897)           $  (359,500)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization of deferred compensation costs                       -                 11,300
       Depreciation and amortization expense                         4,826                  3,639
       Amortization of loan origination fees                        51,419                      -
       Expenses paid by the issuance of stock                       28,602                 22,000
       Non cash interest expense for intrinsic value of
         conversion feature of debt                                      -                 22,700
       (Increase) decrease in accounts receivable                   (9,367)                39,961
       Increase in deferred tax asset                              (27,856)               (67,796)
       Increase in accounts payable and accrued expenses            15,062                139,200
       Decrease in related party payable                            (1,144)                     -
       Increase in interest payable                                 68,504                      -
       Increase in deferred tax valuation allowance                 27,856                 67,796
       Decrease in deferred revenue                                (19,400)               (10,100)
                                                               ___________            ___________
       Net cash provided by (used in) operating activities          56,605               (130,800)
                                                               ___________            ___________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                    (30,540)                (1,600)
                                                               ___________            ___________
       Net cash used in investing activities                       (30,540)                (1,600)
                                                               ___________            ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt                          -                159,400
     Principal payments on notes and advances                      (10,083)               (16,600)
                                                               ___________            ___________
       Net cash provided by (used in) financing activities         (10,083)               142,800
                                                               ___________            ___________

       Net increase in cash                                         15,982                 10,400

       Cash and cash equivalents at December 31, 2001, and 2000      1,387                  7,700
                                                               ___________            ___________

       Cash and cash equivalents at June 30, 2002, and 2001    $    17,369            $    18,100
                                                               ===========            ===========

SUPPLEMENTARY INFORMATION
During the six months ended June 30, 2002, and 2001, the Company paid $33,510 and $1,400 in interest, respectively.

The Company paid no taxes during the three months ended June 30, 2002, or 2001.

During the quarter ended June 30, 2002, the Company issued 1,000,000 shares of its common stock to settle $35,000 of accrued expenses and exchanged the balance of the accrued expenses ($65,000) for a customer deposit for a new licensee. The Company also issued 550,000 shares of its common stock for a fifteen month consulting agreement with a fair market value of $71,500.


                  See Notes to the Interim Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 June 30, 2002


                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of ICrystal, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10KSB.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         BASIS OF PRESENTATION (CONTINUED)
         Management believes that these plans will allow the Company to generate sufficient cash to support its operations.

         NEW PRONOUNCEMENTS
         In May 2002 the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 has not had a material effect on the financial results.

         STATEMENT RECLASSIFICATION
         The statements of operations for the periods ended June 30, 2001, have been reclassified to conform to the June 30, 2002, presentation. The operating and administrative expenses have been shown in more detail.

2.       NOTES PAYABLE
         In August 1999 the Company received a $78,200 loan advance from West Peak Ventures of Canada, Inc. (West Peak). Under the terms of the loan the advance is unsecured and bears interest at 2% above the prime banking lending rate. The loan was due in full on November 30, 1999, unless converted into 200,000 common shares of ICrystal, Inc., which the Company agreed to register for resale at the request of West Peak. In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

2.       NOTES PAYABLE (CONTINUED)
         breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. As of June 30, 2002, the balance of the note was $2,460.

         In November 2001 the Company refinanced its advance from Lexington Systems with convertible notes. The Notes carry an interest rate of 4 percent per month on the principal. The principal and accrued interest are convertible at $.04 per share. The notes were due in May 2002 and the Company has received an extension on the notes for six months. The balance of the note and accrued interest as of June 30, 2002, was $512,400.

3.       CAPITAL STOCK
         During the quarter ended June 30, 2002, the Company issued 1,000,000 shares of its common stock to relieve an accrued expense with a fair market value of $35,000. Also during the quarter ended June 30, 2002, the Company issued 550,000 shares of its common stock for a 15 month consulting agreement with a fair market value of $71,500.

4.       RELATED PARTIES
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the six months ended June 30, 2002, and 2001, the Company incurred $ 12,392, and $ 35,200, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of June 30, 2002, the payable to Slamko Visser was $49,935.

         During the period ended June 30, 2002, the Company advanced $1,361 to stockholders. The advances are due on demand and carry no interest.

5.       MAJOR CUSTOMER
         During the six months ended June 30, 2002, and 2001, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

5.       MAJOR CUSTOMER (CONTINUED)
         received $626,046 and $283,203 in the six months ended June 30, 2002, and 2001, respectively, from Manihi, Inc.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES - Revenues were $351,048 and $182,500 for the fiscal quarters ended June 30, 2002 and 2001, respectively.

The increase of $168,548 due to Manihi increasing its marketing activities and showing an increase in revenues. In the 2001 quarter Manihi had experienced credit card processing restrictions which were rectified during the second quarter of 2001.

The average revenue for the second quarter of 2002 was $117,016 per month, which reflects the effect of the Partnership Program for credit card processing, and the increase in marketing activities of Manihi. The Company anticipates revenues will continue to grow based on the marketing plans in place at this time.

OPERATING EXPENSES - Operating expenses are primarily comprised of general and administrative costs, research and development, consulting and interest expense. Operating expenses were $286,274 and $315,600 for the fiscal quarters ended June 30, 2002 and 2001, respectively. The decrease of $29,326 was mainly a result of the Company reducing its general and administrative costs and its consulting costs, combined with an increase in research and development expenses.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, travel, office, marketing and depreciation and amortization expenses. General and administrative costs were $50,092 and $87,602 for the fiscal quarters ended June 30, 2002 and 2001, respectively. The decrease of $37,510 reflects the fact that the Company has stabilized its general and administrative costs for the quarter.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $135,523 and $97,800 respectively for the fiscal quarters ended June 30, 2002 and 2001. The $37,723 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $100,659 and $130,198 respectively for the fiscal quarters ended June 30, 2002 and 2001. The $29,539 decrease reflects the Company's reduced reliance on external consultants as compared to the prior quarter.

NET LOSS - The Company incurred a net loss of $3,379 and $160,100 for the fiscal quarters ended June 30, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in research and development and interest costs combined with a corresponding decrease in consulting and general and administrative expenses. The company expects this trend to continue for the balance of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $593,109 and $624,017 at the end of the second quarter at June 30, 2002 and December 31, 2001, respectively. The decrease of $30,908 is attributable mainly to a decrease in accounts payable. At June 30, 2002, and December 31, 2001, stockholders' deficit was $610,709 and $635,311, respectively.

At December 31, 2001, $126,779 of liabilities consisted of deferred revenue, which have been reduced by $19,400 to $107,379 during the second quarter ended June 30, 2002.

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

During the quarter ended June 30, 2002 the company received financial support by way of interest accrued from the convertible loans from affiliates of the licensee in the amount of $68,153.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 are approximately $30,000 for computer upgrading. Of this amount, $21,592 was expended during the quarter ended June 30, 2002.

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

Revenues for the month of June 2002 had reached $114,000 which does not meet the Company's monthly expenditures of an estimated $118,000 per month. The shortfall is due mainly to the interest costs of financing its convertible debt. The company is presently looking at ways to refinance this debt.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES - Revenues were $626,046 and $283,203 for the six months ended June 30, 2002 and June 30, 2001, respectively.

The increase of $342,843 due to Manihi increasing its marketing activities and showing an increase in revenues. In the 2001 quarter Manihi had experienced credit card processing restrictions which were rectified during the second quarter of 2001.

The average revenue for the second quarter of 2002 was $104,341 per month, which reflects the effect of the Partnership Program for credit card processing, and the increase in marketing activities of Manihi. The Company anticipates revenues will continue to grow based on the marketing plans in place at this time.

OPERATING EXPENSES - Operating expenses are primarily comprised of general and administrative costs, research and development, consulting and interest expense. Operating expenses were $554,500 and $614,700 for the six months ended June 30, 2002 and 2001, respectively. The decrease of $60,200 was mainly a result of the Company reducing its general and administrative costs and its consulting costs, combined with an increase in research and development expenses.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, travel, office, marketing and depreciation and amortization expenses. General and administrative costs were $105,164 and $189,044 for the six months ended June 30, 2002 and 2001, respectively. The decrease of $83,880 reflects the fact that the Company has stabilized its general and administrative costs for the quarter.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $266,856 and $198,000 respectively for the six months ended June 30, 2002 and 2001. The $68,856 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software and expanding the use of its software products.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $182,490 and $227,659 respectively for the six months ended June 30, 2002 and 2001. The $45,169 decrease reflects the Company's reduced reliance on external consultants as compared to the prior quarter.

NET LOSS - The Company incurred a net loss of $81,897 and $359,500 for the six months ended June 30, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in research and development and interest costs combined with a corresponding decrease in consulting and general and administrative expenses. The company expects this trend to continue for the balance of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $593,109 and $624,017 at the end of the second quarter at June 30, 2002 and December 31, 2001, respectively. The decrease of $30,908 is attributable mainly to a decrease in accounts payable. At June 30, 2002, and December 31, 2001, stockholders' deficit was $610,709 and $635,311, respectively.

At December 31, 2001, $126,779 of liabilities consisted of deferred revenue, which have been reduced by $19,400 to $107,379 during the six month ended June 30, 2002.

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

During the six months ended June 30, 2002 the company received financial support by way of interest accrued from the convertible loans from affiliates of the licensee in the amount of $153,433.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 are approximately $30,000 for computer upgrading. Of this amount, $30,540 was expended during the six month ended June 30, 2002.

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

Revenues for the month of June 2002 had reached $114,000 which does not meet the Company's monthly expenditures of an estimated $118,000 per month. The shortfall is due mainly to the interest costs of financing its convertible debt. The company is presently looking at ways to refinance this debt.

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

PART II - Other Information

Item 1 - Exhibits

         99     Certification of Form 10-QSB Dated June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of August, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO