Form 10QSB
period 2002-09-30
I CRYSTAL INC
filed 2002-11-19
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002


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


THERE ARE  18,332,785  SHARES OF COMMON STOCK  OUTSTANDING  AS OF SEPTEMBER  30,
2002.

                          ICRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       AND

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

                          ICRYSTAL, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001





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

           ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES

PART II    OTHER INFORMATION



                         ICRYSTAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                        September 30, 2002     December 31, 2001
                                                                           (Unaudited)
                                                                        __________________     _________________

                                   ASSETS

CURRENT ASSETS
Cash                                                                       $     9,491            $     1,387
Accounts receivable (net)                                                       76,297                107,996
Advances to stockholders                                                         2,561                      -
Prepaid expenses                                                                28,597                      -
                                                                           ___________            ___________

Total current assets                                                           116,946                109,383
                                                                           ___________            ___________

FIXED ASSETS
Equipment                                                                       63,999                 48,487
Furniture and fixtures                                                          18,207                  5,459
Leasehold improvements                                                           6,342                  4,764
Accumulated depreciation and amortization                                      (21,763)               (14,293)
                                                                           ___________            ___________

Total fixed assets                                                              66,785                 44,417
                                                                           ___________            ___________

OTHER ASSETS
Deposits                                                                         6,249                  6,249
Loan origination fees (net)                                                          -                 51,419
Deferred tax asset (net)                                                             -                      -
                                                                           ___________            ___________

Total other assets                                                               6,249                 57,668
                                                                           ___________            ___________

Total assets                                                               $   189,980            $   211,468
                                                                           ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $   118,642            $   213,843
Related party payable                                                           44,863                 51,079
Advances from stockholders                                                           -                  3,845
Current portion of debt - West Peak note                                         2,656                  7,337
Convertible debt and related interest                                          499,517                443,896
Customer deposit                                                                65,000                      -
Current portion of deferred revenue                                             26,800                 13,400
                                                                           ___________            ___________

Total current liabilities                                                      757,478                733,400
                                                                           ___________            ___________

DEFERRED REVENUE                                                                46,900                113,379
                                                                           ___________            ___________

Total liabilities                                                              804,378                846,779
                                                                           ___________            ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 30,000,000 shares authorized, 18,332,785 shares issued and outstanding at September 30, 2002, and 16,782,785
 shares issued and outstanding at December 31, 2001                            183,328                167,828
Additional paid-in capital                                                   6,122,212              6,031,212
Accumulated deficit                                                         (6,919,938)            (6,834,351)
                                                                           ___________            ___________

Total stockholders' deficit                                                   (614,398)              (635,311)
                                                                           ___________            ___________

Total liabilities and stockholders' deficit                                $   189,980            $   211,468
                                                                           ===========            ===========


                 See Notes to the Interim Financial Statements




                         ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Nine Months Ended              Three Months Ended
                                               September 30,                  September 30,
                                            2002             2001             2002            2001
                                        ____________     ___________      ___________     ___________

SOFTWARE ROYALTIES                      $    955,405     $   558,379      $   329,359     $   275,176
                                        ____________     ___________      ___________     ___________

OPERATING COSTS AND EXPENSES
General and administrative                   143,191         224,932           46,807         101,510
Research and development                     407,418         306,874          140,562         114,302
Consulting                                   272,771         332,299           90,281          37,800
Marketing expense                              5,804           2,184            1,850           1,693
Depreciation and amortization expense          7,470           8,751            2,644           5,112
                                        ____________     ___________      ___________     ___________

Net income (loss) from operations            118,751        (316,661)          47,215          14,759
                                        ____________     ___________      ___________     ___________

Interest expense                             204,337          29,789           50,904           1,749
                                        ____________     ___________      ___________     ___________

Net loss before income taxes                 (85,586)       (346,450)          (3,689)         13,010
                                        ____________     ___________      ___________     ___________

Provision for income taxes                         -               -                -               -
                                        ____________     ___________      ___________     ___________

Net loss                                $    (85,586)    $  (346,450)     $    (3,689)    $    13,010
                                        ============     ===========      ===========     ===========

Loss per share                          $      (0.00)    $     (0.02)     $     (0.00)    $      0.00
                                        ============     ===========      ===========     ===========
Weighted average common shares
outstanding  (basic and diluted)          17,816,118      15,782,800       18,332,785      15,782,800
                                        ============     ===========      ===========     ===========


                 See Notes to the Interim Financial Statements




                         ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              2002            2001
                                                                          ___________     ___________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $   (85,586)    $  (346,450)

     Adjustments to reconcile net loss to net cash used in operating activities:

        Amortization of deferred compensation costs                                 -          12,800
        Depreciation and amortization expense                                   7,470           8,751
        Amortization of loan origination fees                                  51,419               -
        Expenses paid by the issuance of stock                                      -          22,000
        Noncash  interest expense for intrinsic value of
           conversion feature of debt                                               -          22,692
        Decrease in accounts receivable                                        31,699          25,051
        Increase (decrease) in prepaid expenses                                42,903          (1,580)
        Increase in accounts payable and accrued expenses                       4,798         149,978
        Increase (decrease) in related party payable                           (6,216)          1,714
        Increase in interest payable                                           55,621           4,658
        Decrease in deferred revenue                                          (53,079)        (13,400)
                                                                          ___________     ___________

        Net cash provided by (used in) operating activities                    49,029        (113,786)
                                                                          ___________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES
     Deposit paid                                                                   -          (7,788)
     Purchase of capital assets                                               (29,838)        (11,518)
                                                                          ___________     ___________

        Net cash used in investing activities                                 (29,838)        (19,306)
                                                                          ___________     ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt                                     -         157,737
     Principal payments on notes and advances                                 (11,087)        (25,306)
                                                                          ___________     ___________

        Net cash provided by (used in) financing activities                   (11,087)        132,431
                                                                          ___________     ___________

        Net increase (decrease) in cash                                         8,104            (661)

        Cash and cash equivalents at December 31, 2001, and 2000                1,387           7,736
                                                                          ___________     ___________

        Cash and cash equivalents at September 30, 2002, and 2001         $     9,491     $     7,075
                                                                          ===========     ===========


SUPPLEMENTARY INFORMATION

During the nine months ended September 30, 2002 and 2001, the Company paid $95,135 and $1,425 in interest, respectively.

The Company paid no taxes during the nine months ended September 30, 2002 or 2001.

During the nine months ended September 30, 2002, the Company issued 1,000,000 shares of its common stock to settle $35,000 of accrued expenses and exchanged the balance of the accrued expenses
     ($65,000) for a customer deposit for a new licensee. The Company also issued 550,000 shares of its common stock for a fifteen month consulting agreement with a fair market value of $71,500.

In June 2001 the Company issued 100,000 shares of its common stock for services with a fair market value of $22,000. Also in June 2001 the Company converted $22,700 of accounts payable to a convertible note payable.


                 See Notes to the Interim Financial Statements


                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


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

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management believes that revenue from its royalty agreements will be sufficient to fund operations or that financing will be available to them on acceptable terms.

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


         NEW PRONOUNCEMENTS

         In May 2002 the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that this pronouncement will not have a material effect on the Company's financial results.

         In August 2002 the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This statement nullifies EITF issue 94-3 and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will have a material effect on the Company.

         STATEMENT RECLASSIFICATION

         The statements of operations for the periods ended September 30, 2001, have been reclassified to conform to the September 30, 2002, presentation. The operating and administrative expenses have been shown in more detail.

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

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


         In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. As of September 30, 2002, the balance of the note was $2,656.

         In November 2001 the Company refinanced its advance from Lexington Systems with convertible notes. The Notes carry an interest rate of 4 percent per month on the principal. The principal and accrued interest are convertible at $.04 per share. The notes were due in May 2002 and the Company has received an extension on the notes for six months. The balance of the note and accrued interest as of September 30, 2002 were $499,517.

3.       CAPITAL STOCK

         During the nine months ended September 30, 2002, the Company issued 1,000,000 shares of its common stock to relieve an accrued expense with a fair market value of $35,000. Also during the nine months ended September 30, 2002, the Company issued 550,000 shares of its common stock for a 15 month consulting agreement with a fair market value of $71,500.

4.       RELATED PARTIES

         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the nine months ended September 30, 2002 and 2001, the Company incurred $15,392, and $35,200, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of September 30, 2002 the payable to Slamko Visser was $44,863.

         During the period ended September 30, 2002, the Company advanced $2,561 to stockholders. The advances are due on demand and carry no interest.

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


5.       MAJOR CUSTOMER

         During the nine months ended September 30, 2002 and 2001, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $905,326 and $558,379 in the nine months ended September 30, 2002 and 2001 respectively, from Manihi, Inc.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues - Revenues were $329,359 and $275,176 for the fiscal quarters ended September 30, 2002 and 2001, respectively.

The increase of $54,183 due to Manihi increasing its marketing activities and showing an increase in revenues. In the 2001 quarter Manihi had experienced credit card processing restrictions which were rectified during the second quarter of 2001.

The average revenue for the third quarter of 2002 was $109,786 per month, which reflects the effect of the Partnership Program for credit card processing, and the increase in marketing activities of Manihi. The Company anticipates revenues will continue to grow based on the marketing plans in place at this time.

Operating Expenses - Operating expenses are primarily comprised of general and administrative costs, research and development, and consulting. Operating expenses were $282,144 and $260,417 for the fiscal quarters ended September 30, 2002 and 2001, respectively. The increase of $21,727 was mainly a result of the Company increasing its consulting costs and research and development expenses.

General and Administrative - The Company's general and administrative costs consist primarily of, travel, office, marketing and depreciation and amortization expenses. General and administrative costs were $57,804 and $108,315 for the fiscal quarters ended September 30, 2002 and 2001, respectively. The decrease of $64,986 reflects the fact that the Company has stabilized its general and administrative costs for the quarter.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $140,562 and $114,302 respectively for the fiscal quarters ended September 30, 2002 and 2001. The $26,260 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $90,281 and $37,800 respectively for the fiscal quarters ended September 30, 2002 and 2001. The $52,481 increase reflects the Company's increased reliance on external consultants as compared to the prior quarter.

Net income from operations - The Company incurred a net income from operations of $47,215 and $14,759 for the fiscal quarters ended September 30, 2002 and 2001, respectively. The 2002 increase was mainly a result of an increase in revenues. The company expects this trend to continue for the balance of the year.

Net Loss - The Company incurred a net income (loss) of $(3,689) and $13,010 for the fiscal quarters ended September 30, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in interest costs. The company expects this trend to continue for the balance of the year.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues - Revenues for the nine months ending September 30, 2002 and September 30, 2001 were $955,405 and $558,379 respectively. The increase of $379,026 reflects the growth in gaming activities and royalties from previous marketing activities by the company.

Operating Expenses - Operating expenses are primarily comprised of general administrative costs, research and development, and consulting. Operating expenses were $836,654 and $875,040 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $38,386 was attributable to a reduction in professional fees from the prior period due to the costs associated with the filing of the 10-KSB. Exclusive of professional fees, operating expenses in total were comparable between periods.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, travel, office, marketing and depreciation and amortization expenses. General and administrative costs were $156,465 and $235,867 for the nine months ended September 30, 2002 and 2001, respectively. The $79,402 decrease was attributable to a decrease in professional fees due to the filing of the 10-KSB in order to be a fully reporting issuer and SB8 in order to release restrictions on certain shares.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $407,418 and $306,874 for the nine months ended September 30, 2002 and 2001, respectively. The $100,544 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software and expanding the use of its software products.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $272,771 and $332,299 respectively for the fiscal quarters ended September 30, 2002 and 2001. The $59,528 decrease reflects the Company's decreased reliance on external consultants as compared to the prior quarter.

Net income (loss) from operations - The Company incurred a net income (loss) from operations of $118,751 and $(316,661) for the fiscal quarters ended September 30, 2002 and 2001, respectively. The 2002 increase was mainly a result of an increase in revenues. The company expects this trend to continue for the balance of the year.

Net Loss - The Company incurred a net loss of $(85,586) and $(346,450) for the nine months ended September 30, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in interest costs. The company expects this trend to continue for the balance of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $640,532 and $624,017 at the end of the third quarter at September 30, 2002 and December 31, 2001, respectively. The increase of $16,515 is attributable mainly to a decrease in accounts payable. At September 30, 2002, and December 31, 2001, stockholders' deficit was $614,398 and $635,311, respectively.

At December 31, 2001, $126,779 of liabilities consisted of deferred revenue, which have been reduced by $53,079 to $73,700 during the third quarter ended September 30, 2002.

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

During the nine months ended September 30, 2002 the company received financial support by way of interest accrued from the convertible loans from affiliates of the licensee in the amount of $80,474.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 are approximately $30,000 for computer upgrading. Of this amount, $29,838 was expended during the three quarters ended September 30, 2002.

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

Average revenues for the months of July, August and September 2002 had reached $109,786 which is very close to meeting the Company's monthly expenditures of an estimated $118,000 per month. The shortfall is due mainly to the interest costs of financing its convertible debt. The company is presently looking at ways to refinance this debt.

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

PART II - Other Information

Item 1 - Exhibits

           99.1     Certification of Form 10-QSB Dated September 30, 2002-CEO

           99.2     Certification of Form 10-QSB Dated September 30, 2002-CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November, 2002


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

I, LARRY J. HRABI, certify that:
   ______________

1. I have reviewed this quarterly report on Form 10-QSB of ICRYSTAL, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 14, 2002             ICRYSTAL, INC.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ LARRY J. HRABI
                                      __________________________________________
                                      Larry J. Hrabi
                                      CEO

I, DEREK BODNARCHUK, certify that:
   ________________

1. I have reviewed this quarterly report on Form 10-QSB of ICRYSTAL, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 14, 2002             ICRYSTAL, INC.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ DEREK BODNARCHUK
                                      __________________________________________
                                      Derek Bodnarchuk
                                      President