Form 10KSB
period 2002-12-31
I CRYSTAL INC
filed 2003-04-11
CIK 1103384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2002

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $1,270,877.

On April 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $243,775, computed by reference to the price at which the stock was sold on such date.

There were 19,732,785 shares of common stock $.01 par value outstanding as of December 31, 2002.

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


                                   THE COMPANY


iCRYSTAL, INC. (together with its subsidiary, the "Company") is a Delaware corporation, incorporated on OCTOBER 5, 1994, as Cable Group South, Inc. Effective OCTOBER 19, 1998 the Company undertook an 8:1 reverse stock split and changed its name to SoftNet Industries, Inc. To avoid a conflict with a similarly named Company, the Company again changed its name to I crystal, Inc. on JULY 29, 1999. The Company stockholders approved a change of the Company's name to "iCRYSTAL, INC." at a Special Meeting JUNE 2000. The Company believes this change in its name better reflects the Internet aspects of its software development business.

From 1994 until late 1998, the Company had minimal operations and devoted its efforts to corporate structuring, financial and business planning, recruitment of directors and advisors, and raising additional financing. In 1998 the business of the Company became focused on the development and licensing of Internet based software for computer based card and table games for gaming and casino applications. In December 1998 the Company entered into a licensing and put option agreement (the "DIVERSIFIED LICENSE") with Diversified Cosmetics International, Inc. ("DIVERSIFIED") to license that company's game and casino software. Diversified subsequently exercised the put option (the "PUT OPTION") granted in the Diversified License and required the Company to acquire Diversified's casino software for Company Common Stock and a promissory note. The Company's first revenues from the newly focused business operations were realized in July 1999 and, therefore, the Company has presented development stage financial statements for the periods through June 1999. Since its founding, the Company has recorded significant losses. At December 31, 2002, the Company has an accumulated deficit of $7,076,862 and has a shareholders deficit of $673,322.


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

                             PROPOSED SALE OF ASSETS

Although the Company's operations are set forth in detail above, the Company is proposing to sell the assets principally involved the above-described business. The proposed sale and related information is contained in the Company's Preliminary Proxy materials filed with the SEC, but not yet approved for mailing to shareholders. It is anticipated the Proxy Materials will be sent out shortly after the filing of this Annual Report on Form 10-KSB.

THE TRANSACTION

The Board of Directors has entered into an Asset Purchase Agreement (the "Agreement") with Wellington Holdings Ltd., a Belize company ("Wellington") to sell the assets of the Company pertaining to its internet gaming software development business and its related Master License Agreement with Manihi, Inc. This business represents over 90% of the operations, revenues and expenses of the Company. The Agreement is specifically subject to and conditional on approval by the Company's shareholders.

As consideration for the sale of assets, Wellington has agreed to assume the Company's liabilities in the amount of US$724,000.00 at closing. The Company retains its cash and receivables as of the date of closing of the Agreement. A copy of the entire Asset Purchase Agreement is included with this Proxy, as
Exhibit 1. Wellington had previously approached the Company with a similar offer in the past, but the Company had rejected such offer at the time, feeling it could increase its sales and revenues. Other than Wellington, the Company had never received any indications of interest with respect to its business. Wellington has established to the satisfaction of the Company, to a high degree of certainty, that it has sufficient resources to acquire the assets and satisfy the liabilities, as assumed by Wellington. The Company's conclusions in this regard are based on due diligence performed by the Company on Wellington, which is in the business of marketing and software consulting.

The rights of the Company's securities holders will not be affected by this transaction.

On an accounting basis, this transaction is being treated as a sale of substantially all of the assets by the Company, and there are no income tax consequences to the Company.


ASSET PURCHASE AGREEMENT

The Agreement provides for the Company, at closing, to transfer all its rights, titles and interests in its assets related to its internet gaming software development business to Wellington, including the source codes. Concurrent with this transfer, Wellington will assume liabilities of the Company in the total sum of US$724,000.00.

The closing is subject to the following conditions:

         (a) All efforts will be made to insure that this transaction does not generate significant taxable gains for any party.

         (b) Requisite approval by the respective party's board of directors.

         (c) The receipt of all other consents, approvals and authorizations as may be required under applicable laws, rules and regulations.

         (d) The ability of the Company to deliver good, clear and clean title to all Assets included in the Agreement.

The Company is not aware of any conditions which it believes are likely to be waived by either party.

The Company will recirculate revised proxy materials and resolicit proxies if there are any material changes in the terms of the asset sale, including those that result from waivers.

REASONS FOR THE SALE

The value of the Company's software development business and the resulting purchase price was determined based upon the approximate amount of the Company's liabilities. Based on the reasons discussed below, the Company believed the value of its software development business was very uncertain and questionable and, therefore, giving due consideration to all the circumstances, the purchase price was fair and reasonable. The Company did not obtain a fairness opinion as to value and the sales price because it believed there was a possibility that the fairness opinion could have resulted in a lower valuation and price, based on the financially depressed status of the industry.

The Company believes it would be prudent to get out of the internet gaming software development industry and this transaction is necessary and appropriate at this time for the following reasons:

     1. The Company has been struggling to maintain cash flow to continue operations at the current level, and this transaction will eliminate the financial loans and arrangements entered into by the Company in the past, when it was short of cash and obtained short-term loans at a high interest rate. It has been extremely difficult for the Company to service these loans and maintain the financial ability to continue successful operations.

     2. The future business prospects in the internet gaming business, and especially in the gaming software development business engaged in by our Company, are very uncertain and risky. Many gaming software developers have ceased business operations and others have significantly reduced the cost at which they are willing to sell the software systems they develop, making it extremely difficult for the Company to successfully compete or sell software systems.

     3. There are many countries around the world which have adopted or are considering adopting regulatory restrictions or prohibitions against internet gaming, which has, in turn, severely restricted or totally eliminated internet gaming operations in many countries. And it appears likely, in the opinion of the Company, that regulatory action in the United States will further refine and extend restrictions and/or prohibitions against internet gaming in the U.S.

     4. The number of internet gaming operators around the world has decreased, and the revenues of those operators who continue to operate have reportedly been significantly reduced as a result of laws, rules and regulations restricting or eliminating the use of many types of credit cards as a method of payment for internet gaming activities. Thus, operators have had an extremely difficult time processing gaming transactions and/or collecting monies from internet gamers.

     5. Cryptologic, a recognized leader in the internet gaming software development industry, has estimated that the market for gaming software is expected to shrink.

     6. There is substantial competition from other internet gaming software developers, such as Cryptologic, and the Company lacks the financial and other resources to continue competing in the industry.

Based on these facts and circumstances, the Company believes this transaction is in the best interest of the Company and its stockholders at this time.

COMPANY'S CONTINUING BUSINESS

The Company will retain that portion of its assets related to its administration of online services and back office management, as well as its computer hardware unrelated to the software development business, and its website development business. Its operations, and most significantly, its expenses, will be reduced by 90%. The Company expects to aggressively market its services to existing online gaming operators, through use of the internet and its industry contacts, in an effort to become an outside vendor of services. The Company believes it will be able to offer such services at rates cheaper than it costs the operators to perform such services in-house.

The Company will use its remaining assets to continue its website development business, as well as pursue related services, especially focusing on consulting services to other companies in the gaming industry. The Board of Directors will also investigate and consider various alternatives to expand the business, especially the website development business, as and when opportunities arise.

In quantitative terms, the Company anticipates its continuing operations will be reduced by approximately 90%, but its expenses will be correspondingly reduced by 90%.

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


                                    EMPLOYEES

As of April 2003, there were 15 persons dedicating full-time services to the Company of whom four were acting as senior programmers, two were acting as system administrators, and ten were involved in WEBSITE development, marketing, graphic art development and project management. Of those persons, eleven were full-time employees and five were under contractual arrangements with the Company. Recently, competition for qualified management and technical employees has been reduced in the Internet software industry, however the Company's success will still depend in large part upon its ability to continue to attract and retain qualified employees. The Company believes that its relations with its employees are excellent.


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


2.       UNCERTAINTY OF ADDITIONAL CAPITAL

Although the Company currently has cash flows, it does not anticipate achieving positive cash flows from operations until the second quarter of 2003. Therefore, the Company's financial position for at least the next 6 months is contingent on its ability to raise money through equity or debt financing to meet the financial needs that are not funded from operations. The Company will seek to raise additional capital either through the sale of equity or debt securities in private or public financing or through strategic partnerships, in order fully to finance, develop, market and upgrade its casino software programs and WEBSITES.

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


                         SHARES ELIGIBLE FOR FUTURE SALE

At DECEMBER 31, 2002, the Company had outstanding 19,732,785 shares of common stock, $.01 par value per share (the "COMMON STOCK") of which 18,546,785 shares were eligible for resale without restriction. In addition, there are 2 million shares of Common Stock held by directors and officers which will be eligible for resale pursuant to Rule 144 of the Securities Act (but subject to the relevant volume limitations). Under those exemptions such shares will generally be available for resale in the U.S. one year from the date of respective issuance. This may adversely affect the market price of the Company's shares and could affect the amount of trading in such shares.

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

In September 2001 the Company leased 1,857 square feet of commercial space at 400 Burrard Street, Suite 450, Vancouver, British Columbia, Canada, commencing October 2001 for a term of 2 years. Monthly rental is $5,040 CDN (approximately $3276 USD). This facility houses its software development, production, and technical functions. It also houses the Company's subsidiary I crystal Software and all of its functions.

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



ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues - Revenues for the years ending December 31, 2002 and December 31, 2001 were $1,270,877 and $873,471 respectively. The increase of $397,406 reflects the growth in gaming activities and royalties from previous marketing activities by the company.

Operating Expenses - Operating expenses are primarily comprised of general administrative costs, research and development, and consulting. Operating expenses were $1,258,312 and $1,198,564 for the years ended December 31, 2002 and 2001, respectively. The increase of $59,748 was attributable to an increase in the research and development and consulting expenses. Exclusive of research and development, consulting and professional services, operating expenses in total were comparable between periods.

General and Administrative - The Company's general and administrative costs consist primarily of salaries and wages, travel, office, marketing and depreciation and amortization expenses. General and administrative costs were $250,570 and $393,323 for the years ended December 31, 2002 and 2001, respectively. The $142,753 decrease was attributable to a decrease in professional fees due to the filing of the 10SB in order to be a fully reporting issuer and SB8 in order to release restrictions on certain shares.

Research and Development - The Company's research and development costs consist primarily of costs associated with the continued development of its Internet based casino software. Research and development costs were $564,837 and $398,275 for the years ended December 31, 2002 and 2001, respectively. The $166,562 increase again reflects the Company's commitment to its business strategy of developing and maintaining licensed Internet based gaming software and expanding the use of its software products.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $442,905 and $406,966 respectively for the fiscal year ended December 31, 2002 and 2001. The $35,939 increase reflects the Company's increased reliance on external consultants as compared to the prior year.

NET LOSS - The Company incurred a net loss of $(242,511) and $(580,120) for the year ended December 31, 2002 and 2001, respectively. The 2002 loss was mainly a result of an increase in interest costs. Subsequent to year end, the Company entered into an agreement for the sale of its assets related to gaming software in exchange for the majority of its debts.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual operating results may fluctuate significantly in the future as a result of numerous factors, including:

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency was $639,878 and $180,121 for the years ended December 31, 2002 and 2001, respectively. The increase of $459,757 is attributable mainly to an increase in liabilities. At December 31, 2002, and December 31, 2001, stockholders' deficit was $673,322 and $635,311, respectively.

At December 31, 2001, $126,779 of liabilities consisted of deferred revenue, which have been reduced by $59,779 to $67,000 during the fourth quarter ended December 31, 2002.

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

During the year ended December 31, 2002 the company received financial support by way of interest accrued from the convertible loans from affiliates of the licensee in the amount of $255,076.

The Company's budgeted capital expenditures for the fiscal year ending December 31, 2002 were approximately $30,000 for computer upgrading. The company actually expended $33,774 on capital expenditures during the year ended December 31, 2002.

Management has continued to pursue numerous potential financing sources to raise funds to cover its obligations, including existing equity holders and new sources, but no commitments have been received to date.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

SUBSEQUENT EVENT

Management has modified its business strategy subsequent to year end. Due to significantly increasing competition and potential processing problems in February 2003, management entered into an arrangement to sell its gaming software and related assets in exchange for the majority of the company's debts including all of the convertible debt and related interest. The company is keeping certain assets for use in its software consulting portion of the business. Management believes that it can cover its expenses with this consulting revenue in the future. By significantly reducing its debts the interest costs should be reduced to a negligible amount. Management is looking to potentially add to this base of business in the future through growth or potential acquisition.

The Company's liquidity over the next 12 months is contingent on its ability to market its consulting services to meet its short term needs. However, there can be no certainty that the Company will be able to meet its financing goals or raise sufficient financing to fund such future business plans. In the event that the Company is unsuccessful in its efforts to generate revenues from its consulting services or raise the capital expected to be required over the next twelve months, the Company will need to modify its business strategy accordingly, to adjust its operating requirements to meet its available liquidity and may need to consider additional reductions in operations until capital resources or operating cash flows are sufficient to meet operating needs.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

                                 ICRYSTAL, INC.,

                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                          DECEMBER 31, 2002, AND 2001,

                                      WITH

                                 AUDIT REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficit.............................F-5

Consolidated Statements of Cash Flows........................................F-6

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


April 2, 2003

Board of Directors and Stockholders
iCrystal, Inc., and Subsidiary

We have audited the balance sheet of iCrystal, Inc., (a Delaware corporation) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iCrystal, Inc., as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a net stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Mark Bailey & Co., Ltd.
Reno, Nevada


                         ICRYSTAL, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002



                                                                           December 31, 2002
                                                                           _________________
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $    13,352
  Accounts receivable (net of allowance for doubtful accounts of $-0-)            85,204
  Prepaid expenses                                                                14,300
                                                                             ___________
    Total current assets                                                         112,856
                                                                             ___________
FIXED ASSETS
  Equipment                                                                       67,935
  Furniture and fixtures                                                          18,207
  Leasehold improvements                                                           6,342
  Accumulated depreciation and amortization                                      (26,977)
                                                                             ___________
    Total fixed assets                                                            65,507
                                                                             ___________
OTHER ASSETS
  Deposits                                                                         6,249
  Deferred tax asset (net of valuation allowance of $2,435,232)                        -
                                                                             ___________
    Total other assets                                                             6,249
                                                                             ___________
    Total assets                                                             $   184,612
                                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                           $   142,458
  Related party payable                                                           32,725
  Current portion of note payable                                                    984
  Current portion of deferred revenue - master licensee                           26,800
  Convertible debt and related interest                                          549,767
                                                                             ___________
    Total current liabilities                                                    752,734
                                                                             ___________
NON CURRENT LIABILITIES
  Deferred revenue - master licensee                                              40,200
  Customer deposits                                                               65,000
                                                                             ___________
    Total non current liabilities                                                105,200
                                                                             ___________
    Total liabilities                                                            857,934
                                                                             ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 19,732,785 shares issued and outstanding                         197,328
  Additional paid-in capital                                                   6,206,212
  Accumulated deficit                                                         (7,076,862)
                                                                             ___________
    Total stockholders' deficit                                                 (673,322)
                                                                             ___________
    Total liabilities and stockholders' deficit                              $   184,612
                                                                             ===========


   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 2002 and 2001


                                                     For the Years Ended
                                           ________________________________________
                                           December 31, 2002      December 31, 2001
                                           _________________      _________________

SOFTWARE ROYALTIES                             $ 1,270,877           $   873,471
                                               ___________           ___________
OPERATING COSTS AND EXPENSES
  General and administrative                       155,919               174,968
  Consulting expense                               442,905               406,966
  Professional services                             71,870               194,370
  Research and development                         564,837               398,275
  Sales and marketing expense                       10,098                 4,002
  Stock based compensation                               -                12,800
  Depreciation and amortization expense             12,683                 7,183
                                               ___________           ___________
    Total operating cost and expenses            1,258,312             1,198,564
                                               ___________           ___________
    Net income (loss) from operations               12,565              (325,093)
                                               ___________           ___________
  Interest expense                                 255,076               255,027
                                               ___________           ___________
    Net loss before income taxes                  (242,511)             (580,120)
                                               ___________           ___________
  Provision for income taxes                             -                     -
                                               ___________           ___________
    Net loss                                   $  (242,511)          $  (580,120)
                                               ===========           ===========

    Loss per share                             $     (0.01)          $     (0.04)
                                               ===========           ===========
  Weighted average common shares
    outstanding  (basic and diluted)            19,345,285            15,982,785
                                               ===========           ===========


   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For The Years Ended December 31, 2002, and 2001


                                                      Common Stock
                                                 ______________________     Additional        Deferred     Accumulated     Total
                                                   Shares       Amount    Paid-in Capital   Compensation     Deficit      Deficit
                                                 __________    ________   _______________   ____________   ___________    _______

Balance December 31, 2000                        15,682,785     156,828      5,893,414        (12,800)      (6,254,231)    (216,789)

  Stock issued for services in June 2001            100,000       1,000         21,000                                       22,000

  Stock issued to directors for services in
    in November 2001                              1,000,000      10,000         60,000                                       70,000

  Beneficial feature of the conversion of the
    convertible notes issued in 2001                                            56,798                                       56,798

  Amortization of deferred compensation                                                        12,800                        12,800

    Net loss                                                                                                  (580,120)    (580,120)
                                                 __________    ________     __________       ________      ___________    _________
Balance December 31, 2001                        16,782,785     167,828      6,031,212              -       (6,834,351)    (635,311)
                                                 __________    ________     __________       ________      ___________    _________
  Stock issued for services in January 2002       1,400,000      14,000         84,000                                       98,000

  Stock issued in January 2002 to relieve
    an accrued liability                          1,000,000      10,000         25,000                                       35,000

  Stock issued for services in June 2002            550,000       5,500         66,000                                       71,500

    Net loss                                                                                                  (242,511)    (242,511)
                                                 __________    ________     __________       ________      ___________    _________
Balance December 31, 2002                        19,732,785    $197,328     $6,206,212       $      -      $(7,076,862)   $(673,322)
                                                 ==========    ========     ==========       ========      ===========    =========


   The Accompanying Notes are an Integral Part of These Financial Statements



                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2002, and 2001


                                                                         For the Years Ended
                                                               ________________________________________
                                                               December 31, 2002      December 31, 2001
                                                               _________________      _________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(242,511)             $(580,120)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of deferred compensation costs                            -                 12,800
    Depreciation and amortization expense                             12,683                  7,183
    Common stock issued for expenses                                 169,500                 92,000
    Non cash interest expense for intrinsic value of
      conversion feature of debt                                           -                 56,798
    Amortization of loan origination fees                             51,419                      -
    Decrease in accounts receivable                                   22,792                  2,308
    Increase in prepaid expenses                                     (14,300)                     -
    Increase (decrease) in related party payable                     (18,354)                 7,224
    Increase in interest payable                                     105,871                 25,126
    Increase in accounts payable and accrued expenses                 28,616                113,179
    Decrease deferred revenue                                        (59,779)               (23,800)
                                                                   _________              _________
      Net cash provided by (used in) operating activities             55,937               (287,302)
                                                                   _________              _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits paid                                                            -                 (6,249)
  Purchase of fixed assets                                           (33,774)               (19,597)
                                                                   _________              _________
    Net cash used in investing activities                            (33,774)               (25,846)
                                                                   _________              _________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt                               -                542,910
  Payments on related party advances                                  (3,845)                (3,550)
  Principal payments on notes                                         (6,353)              (232,525)
                                                                   _________              _________
    Net cash provided by (used in) financing activities              (10,198)               306,835
                                                                   _________              _________
    Net increase (decrease) in cash                                   11,965                 (6,313)

    Cash and cash equivalents at
      December 31, 2001, and 2000                                      1,387                  7,700
                                                                   _________              _________
    Cash and cash equivalents at
      December 31, 2002, and 2001                                  $  13,352              $   1,387
                                                                   =========              =========


   The Accompanying Notes are an Integral Part of These Financial Statements


                         ICRYSTAL, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2002, and 2001


SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS

During the years ended December 31, 2002 and 2001, interest paid was $97,786 and $153,726, respectively.

The Company paid no taxes during the years ended December 31, 2002, and 2001.

In January 2002 the Company issued 1,400,000 shares of its common stock for services valued at $98,000. Also in January 2002 the Company issued 1,000,000 shares of its common stock, valued at $35,000, and set up a customer deposit valued at $65,000, to relieve a payable with a value of $100,000

In June 2002 the Company issued 550,000 shares of its common stock for services valued at $71,500.

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


   The Accompanying Notes are an Integral Part of These Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES iCrystal, Inc. (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998 the Company changed its name to Softnet Industries, Inc., and in June 1999 the name was changed to I Crystal. In June 2000 the name was changed again to iCrystal, Inc. The Company's offices are located in Surrey and Vancouver, British Columbia, where it engages in developing and licensing software related to the Internet gaming industry. Products include various theme oriented blackjack and poker games, slot machines, and bingo games. The Company does not conduct any gaming activities.

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

         GOING CONCERN
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and at December 31, 2002, the Company had a working capital deficiency of $745,078 and a stockholders' deficit of $673,000.

          In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional financing in the form of private placements of equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its future business strategies. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, or at terms acceptable to the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         Management believes that the future cash flows from operations and its ability to raise additional debt or equity capital will allow the Company to generate sufficient cash to support its operations.

         BASIS OF PRESENTATION
         The preparation of the financial statements in conformity with generally accepted accounting standards in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2002, and 2001, the Company held no cash equivalents.

         ACCOUNTS RECEIVABLE
         The Company extends credit to licensees on an unsecured basis. Management establishes allowances for doubtful accounts based on evaluation of historical and current payment trends as well as consideration of specific collection issues that may require additional specific allowances. As of December 31, 2002, all accounts receivable were considered collectible.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements of iCrystal, Inc. and Subsidiary include the accounts of its wholly owned subsidiary, I Crystal Software, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         REVENUE RECOGNITION
         The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 "SOFTWARE REVENUE RECOGNITION" and SOP 98-9 "MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS," and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Royalties based upon licensees' net gaming revenues are recognized as revenues when earned. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period, ranging from 3 to 5 years.

         FIXED ASSETS
         Depreciation and amortization expense is provided for on a declining balance basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining lease terms.

         VALUATION OF LONG-LIVED ASSETS
         The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted cash flows is less than the carrying amounts.

         LOAN ORIGINATION FEES
         Loan origination fees were capitalized and amortized on a straight-line basis over the life of the loan.

         ADVERTISING COSTS
         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the years ended December 31, 2002, and 2001, were $10,098 and $4,002, respectively.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         LOSS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2002 and 2001, the Company had no dilutive common stock equivalents such as stock options.

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

         The Company is subject to tax reporting in multiple jurisdictions and considers the requirements of each jurisdiction when preparing its estimates of taxes currently due and deferred taxes. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligation represents estimates which are subject to changes and adjustments resulting from future events. (See Note 3)

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. During the years ended December 31, 2002, and 2001, the Company expensed $564,837 and $398,275, respectively for research and development costs.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         SEGMENT INFORMATION

         The company reports segments in accordance with SFAS No. 131 " DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operational decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographical areas, and major customers. Management assesses the performance of its operations as a single segment. (See Note 8)

         NEW ACCOUNTING PRONOUNCEMENTS
         In May 2002 the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') 145 "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management believes that SFAS No. 145 will not materially affect the financial results of the Company.

         In August 2002 the FASB issued SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". This statement supercedes pronouncement 94-7 from the Emerging Issues Task Force (EITF) and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company, as they will not incur exit or disposal costs.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         In October 2002 the FASB issued SFAS 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS". SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

         In December 2002 the FASB issued SFAS 148 "ACCOUNTING FOR STOCK BASED COMPENSATION". This SFAS amends SFAS 123 and provides new guidance regarding the transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. Since the Company has no employee stock based compensation plan at present, this SFAS will not affect the Company at this time.

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

         In December 1999 the Company issued 200,000 common shares to West Peak, which did not accept the shares tendered based on its position that the shares were to be registered upon delivery. In February 2000 after negotiations to resolve the issue failed, West Peak filed a claim against the Company in the Supreme Court of British Columbia, Canada, claiming breach of the loan agreement. In September 2000 the Court ordered the company to pay West Peak the balance of the note plus interest and other costs. The Company made principal payments of $6,353 and $35,227 during 2002 and 2001, respectively, leaving a balance of $984 at December 31, 2002.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         In 2001 the Company received unsecured advances from Lexington Systems, a related party, totaling $175,559. The Company also converted $22,700 of its accounts payable to the advance. The advances were convertible to shares of the Company's common stock at a value of $.08 per share. The advance was convertible at the discretion of Lexington Systems. The advances carried an interest rate of 7.14% per month on the principal and were due on demand. The conversion feature of the advances had a beneficial amount based on the intrinsic value of the conversion. The Company accrued $56,798 to additional paid in capital for the beneficial conversion feature of these advances. (See Note 8)

         In November 2001 the Company refinanced the convertible advances with third parties, related to Manihi, the master licensee, through common ownership, in the amount of $418,770. The note included commissions and fees of $68,558, carries an interest rate of 4% per month on the outstanding principal, and was due May 15, 2002. The notes are convertible to shares of the Company's common stock at a value of $.04 per share. The notes and accrued interest are convertible at the discretion of the lenders At the time of issuance, the notes did not have a beneficial conversion feature, as the conversion price was equal to the fair market price of the stock. In May 2002 the note was extended for twelve months with the same terms. As of December 31, 2002 the balance of the note and accrued interest was $549,767 and is due in 2003. (See Note 8).

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

         Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


                                                           2002     2001
                                                           ____     ____
         FEDERAL
         Current                                           $-0-     $-0-
         Deferred                                           -0-      -0-
                                                           ____     ____

             Total provision for federal income taxes       -0-      -0-
                                                           ____     ____
         CANADIAN
         Current                                            -0-      -0-
         Deferred                                           -0-      -0-
                                                           ____     ____

             Total provision for Canadian income taxes      -0-      -0-
                                                           ____     ____

               Total provision for income taxes            $-0-     $-0-
                                                           ====     ====

         Deferred tax benefits and liabilities are calculated using enacted tax rates in Canada and the U.S. in effect for the year in which the differences are expected to reverse.

            The following is a schedule of the composition of the income tax benefit:

                                                       2002             2001
                                                       ____             ____

            Net operating loss carryforward        $ 2,435,232      $ 2,323,669
            Valuation                               (2,435,232)      (2,323,669)
                                                   ___________      ___________
              Total provision for income taxes     $       -0-      $       -0-
                                                   ===========      ===========

         Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                           DECEMBER 31
                                                   ____________________________
                                                       2002             2001
                                                       ____             ____

            Net loss before taxes                  $  (242,511)     $  (580,120)
            U.S. statutory rate                          34.00%           34.00%
                                                   ___________      ___________
            Change in deferred tax                      82,453          196,569
            Change in deferred tax asset
              valuation account                        (82,453)        (196,569)
                                                   ___________      ___________
            Total tax expense                      $      0.00      $      0.00
                                                   ===========      ===========
            Effective tax rate                             0.0%             0.0%
                                                   ===========      ===========

         The net change in the valuation account was $82,453 and $196,569, in the years ended December 31, 2002, and 2001, respectively. The valuation allowance has been estimated in an amount equal to the

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit.

         The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to the change in control of the Company and limitations on the deductibility of $4,628,200 for services in exchange for issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of $7,076,831 that will start to expire in 2009 in the U.S.

         As a result of not filing all income tax returns, the Company may be subject to assessment of penalties. However, as of April 2, 2003, no assessments have been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

         Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. To the extent such earnings exist, they are considered indefinitely reinvested, and the Company provides no deferred income tax on such amounts.

4.       CAPITAL STOCK
         The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 19,732,785 shares are issued (or committed to be issued) and outstanding at December 31, 2002.

         In 2002 the Company issued 1,950,00 shares of its common stock for services valued at $169,500.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         In 2002 the Company also issued 1,000,000 shares of its common stock to relieve a accrued liability valued at $35,000.

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

         There were no stock options outstanding during the year ended December 31, 2002. A summary of the changes to status of the Plan in the year ended December 31, 2001, was as follows:
                                                                    Weighted
                                                                    Average
                                                      Number of     Exercise
                                                       Options       Price
                                                      _________     ________

         Options outstanding at December 31, 2000     1,350,000      $ .20
         Granted                                            -0-        -0-
         Exercised                                          -0-        -0-
         Forfeited                                   (1,350,000)       .20
                                                     __________      _____
         Options outstanding at December 31, 2001    $      -0-        -0-
                                                     ==========      =====

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         The Company applied the provisions of Accounting Principles Board No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations to account for stock-based awards granted to employees and non-employee directors holding positions that are filled by stockholder elections. Accordingly, costs for employee and non-employee director stock options are measured as the excess, if any, of the value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized at the date of grant for the awards made to employee and non-employee directors under the Plan.

         The Plan included a cashless exercise feature that allows holders to exercise their options without presenting cash or other consideration. When this feature is utilized, the Company withholds from shares that would otherwise be issued the number of shares having a fair market value equal to the option exercise price. Consequently, the number of shares issuable upon exercise varies with changes in the Company's stock price. Because the number of shares to be issued is not fixed, the Company remeasures the compensation cost of outstanding employee and non-employee directors' options at each balance sheet date. No additional compensation was recognized for 2002 or 2001 as a result of any remeasurement of the compensation cost of these options. There were no options outstanding as of December 31, 2002.

         The Company applies the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," and related interpretations to account for stock-based awards granted to non-employees, other than non-employee directors. SFAS No. 123 requires that the cost for non-employee stock options be measured based on the fair value of the options granted at the date the services were performed. The Company uses the Black-Scholes option-pricing model to compute estimated fair value. There were no stock options granted to non-employees during the years ended December 31, 2002 or 2001.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


6.       OBLIGATIONS UNDER LEASE
         The Company occupies leased premises which have renewal options with terms and conditions similar to the original lease. The rent expense for the years ended December 31, 2002, and 2001, was $53,011 and $40,975, respectively.

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

8.       RELATED PARTY TRANSACTIONS
         The Company is affiliated with the following entities:

         Slamko Visser, Chartered Accountants (Slamko Visser)
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2002 and 2001, the Company incurred $21,000 and $16,279, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had $32,725 of accounts payable due to Slamko Visser at December 31, 2002.

         Manihi, Inc.
         Effective in November 2000 Manihi and the Company entered into a 25-year exclusive master license agreement (the `Agreement'). Under terms of the Agreement with Manihi, the Company is obligated to provide all new and existing casino gaming software, smart-download features and website development, technical support and back-end accounting features. The Company, in return, will receive thirty percent of the first $250,000 and fifteen percent of any additional amounts of monthly net gaming revenue derived from the Company's software and website

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


         packages. Also, the Company will also receive fifty percent of the gross revenue derived form the upfront set-up fees charged to sub-licensees and ten percent of gross revenue derived from sales of software to sub-licensees. Manihi is also required to spend a minimum of $10,000 monthly advertising for each software package or casino. The Company recorded $1,270,877 and $873,471 of revenue for the royalty collected and the elements delivered during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had $82,974 due from Manihi.

         During 2001 the Company received advances totaling $175,559 and converted $22,700 of accounts payable for a total advance of $198,259 from Lexington Systems Limited, an affiliate of Manihi, Inc., through common ownership. In November 2001 the Company refinanced the advance with Wellington, Ltd., a company also related to Manihi through common ownership. The total interest accrued to Lexington Systems Limited and Wellington, Ltd., during the years ended December 31, 2002, and 2001, was $253,457 and $151,953, respectively. As of December 31, 2002 the Company owed a total of $549,767 for the note and related interest.

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

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


                                          For the Year Ended December 31, 2002
                                          ____________________________________
                                            Revenue       Long-lived Assets
                                            _______       _________________

         Canada                            $      -0-         $ 65,507
         Central America or Costa Rica      1,270,877              -0-
                                           __________         ________
             Consolidated Total            $1,270,877         $ 65,507
                                           ==========         ========


                                          For the Year Ended December 31, 2002
                                          ____________________________________
                                            Revenue       Long-lived Assets
                                            _______       _________________

         Canada                            $      -0-         $ 58,710
         Central America or Costa Rica        873,471              -0-
                                           __________         ________
             Consolidated Total            $  873,471         $ 58,710
                                           ==========         ========

         MAJOR CUSTOMERS
         During the years ended December 31, 2002, and 2001, the Company realized $1,270,877 and $873,471, of revenue, respectively, under its exclusive master license agreement with Manihi, Inc.

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

         The fair value of accounts receivable and payable, related party payable, and other current liabilities approximate their carrying amounts. The fair value of the advance from stockholder and the note payable approximates its carrying amount because of the short term nature of the financial instruments. The fair value of the convertible debt, approximate the carrying value December 31, 2002, as it reflects the current terms and conditions for similar debt available to the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


11.      SUBSEQUENT EVENT
         In February 2003 the Company entered into an agreement to sell all of its assets relating to the Internet gaming software to Wellington, Ltd., to relieve substantially all of the convertible debt and related interest payable and other account payable.

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

                        DIRECTORS AND EXECUTIVE OFFICERS


NAME                  AGE     POSITION

                             OFFICERS AND DIRECTORS:

Larry J. Hrabi        51     Director, Chairman and Chief Executive Officer of
                             the Company.
                             Director and Chief Executive Officer of I Crystal
                             Software.

Derek Bodnarchuk      28     Director and President.

H. Rex Hollett        71     Director.

                            SENIOR TECHNOLOGY PERSONNEL:

Fabrice L'Heureux     31     Project Development Coordinator and Creative
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


                           SUMMARY COMPENSATION TABLE

                                    2002   $60,000
LARRY HRABI     Chief Executive     2001   $70,500
                Officer             2000   $70,500 (1)    $2,667
                                    1999   $ 6,000        $2,667

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


           QUARTER                     HIGH BID PRICE     LOW BID PRICE



           1st Quarter 2002 (ICRS)         $0.12              $0.04
           2nd Quarter 2002 (ICRS)         $0.08              $0.05
           3rd Quarter 2002 (ICRS)         $0.06              $0.04
           4th Quarter 2002 (ICRS)         $0.06              $0.01

           1st Quarter 2001 (ICRS)         $0.10              $0.05
           2nd Quarter 2001 (ICRS)         $0.18              $0.10
           3rd Quarter 2001 (ICRS)         $0.09              $0.05
           4th Quarter 2001 (ICRS)         $0.14              $0.08



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


                   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Article Eight of the Company's provides that the directors of the Company shall not be liable to the Company or the shareholders of the Company for a breach of fiduciary duty unless such breach involves (1) the director's duty of loyalty to the Company, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (3) liability for unlawful payments of dividends or stock purchases or redemption's by the Company, or (4) a

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-SB/A, filed May 30, 2000. All previously filed exhibits are incorporated herein by reference.

b) No reports were filed on Form 8K during the period ended December 31, 2002.

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

99          Certification

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

Dated this 11th day of April, 2003


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                      CEO

                                  CERTIFICATION


I, Larry Hrabi, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of i Crystal, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

iii) Presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 11, 2003                                   /s/ LARRY HRABI
                                                ___________________
                                                     Larry Hrabi
                                                     Chairman and CFO