Form 10QSB
period 2003-03-31
I CRYSTAL INC
filed 2003-05-20
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED MARCH 31, 2003


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


THERE ARE 19,732,785 SHARES OF COMMON STOCK OUTSTANDING AS OF March 31, 2003

PART I     FINANCIAL INFORMATION

           ITEM 1     FINANCIAL STATEMENTS



                         ICRYSTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                         ASSETS
                                                                           rch 31, 2003
CURRENT ASSETS                                                             (Unaudited)
                                                                           ____________
  Cash                                                                      $    5,908
  Accounts receivable                                                           86,184
                                                                            __________

    Total current assets                                                        92,092
                                                                            __________

FIXED ASSETS HELD FOR DISPOSAL (NET)                                            68,336
                                                                            __________

OTHER ASSETS
  Deposits                                                                       6,249
  Deferred tax asset (net)                                                           -
                                                                            __________

    Total other assets                                                           6,249
                                                                            __________

    Total assets                                                            $  166,677
                                                                            ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses held for disposal                   $  145,997
  Related party payable held for disposal                                       29,449
  Current portion of debt - West Peak note                                       1,063
  Convertible debt and related interest held for disposal                      549,767
  Customer deposit                                                              65,000
  Current portion of deferred revenue                                           26,800
                                                                            __________

    Total current liabilities                                                  818,076
                                                                            __________

DEFERRED REVENUE                                                                33,500
                                                                            __________

  Total liabilities                                                            851,576
                                                                            __________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 30,000,000 shares authorized, 19,732,785
    shares issued and outstanding at March 31, 2003                            197,328
  Additional paid-in capital                                                 6,206,212
  Accumulated deficit                                                       (7,088,439)
                                                                            __________

    Total stockholders' deficit                                               (684,899)
                                                                            __________

    Total liabilities and stockholders' deficit                             $  166,677
                                                                            ==========

                 See Notes to the Interim Financial Statements


                         ICRYSTAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            2003              2002
                                                                         ___________      ___________

SOFTWARE ROYALTIES                                                       $         -      $   274,998
                                                                         ___________      ___________

OPERATING COSTS AND EXPENSES
  General and administrative                                                       -           49,790
  Research and development                                                         -          131,333
  Consulting                                                                       -           81,831
  Marketing expense                                                                -            3,289
  Depreciation and amortization expense                                            -            1,993
                                                                         ___________      ___________

    Net loss from operations                                                       -            6,762
                                                                         ___________      ___________

  Interest expense                                                                 -           85,280
                                                                         ___________      ___________

    Net loss before income taxes                                                   -          (78,518)
                                                                         ___________      ___________

  Provision for income taxes                                                       -                -
                                                                         ___________      ___________

    Loss from continuing operations                                                -          (78,518)
                                                                         ___________      ___________
Discontinued operations:
    Loss from discontinued operations
    (net of income tax effect of $0)                                         (11,577)               -
                                                                         ___________      ___________

    Net loss                                                             $   (11,577)       $ (78,518)
                                                                         ===========      ===========

  Loss per share                                                         $     (0.00)         $ (0.00)
                                                                         ===========      ===========

Weighted average common shares
  outstanding  (basic and diluted)                                        19,732,785       16,782,785
                                                                         ===========      ===========

                 See Notes to the Interim Financial Statements


                         ICRYSTAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      2003                    2002
                                                                                   _________                ________
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (11,578)               $(78,518)

     Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization expense                                              -                   1,993
        Amortization of loan origination fees                                              -                  34,278
        (Increase) decrease in accounts receivable                                      (980)                    300
        Decrease in prepaid expenses                                                  14,300                       -
        Increase in accounts payable and accrued expenses                              3,540                  16,696
        Decrease in related party payable                                             (3,276)                    (41)
        Increase in interest payable                                                      79                  50,252
        Decrease in deferred revenue                                                  (6,700)                 (9,700)
                                                                                   _________                ________

        Net cash provided by (used in) operating activities                           (4,615)                 15,260
                                                                                   _________                ________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                                       (2,829)                 (8,948)
                                                                                   _________                ________

        Net cash used in investing activities                                         (2,829)                 (8,948)
                                                                                   _________                ________
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes and advances                                              -                  (7,650)
                                                                                   _________                ________

        Net cash used in financing activities                                              -                  (7,650)
                                                                                   _________                ________

        Net decrease in cash                                                          (7,444)                 (1,338)

        Cash and cash equivalents at December 31, 2002, and 2001                      13,352                   1,387
                                                                                   _________                ________

        Cash and cash equivalents at March 31, 2003, and 2002                      $   5,908                $     49
                                                                                   =========                ========

SUPPLEMENTARY INFORMATION
During the three months ended March 31, 2003 and 2002, the Company paid $0 and $440 in interest, respectively.

The Company paid no taxes during the three months ended March 31, 2003 or 2002.


                 See Notes to the Interim Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

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

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management is planning to discontinue operations and dispose of certain assets in order to relieve notes payable and other liabilities.

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

         NEW PRONOUNCEMENTS
         In February 2003 the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

2.       RELATED PARTIES
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the three months ended March 31, 2003 and 2002, the Company incurred $5,243, and $7,600, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of March 31, 2003 the payable to Slamko Visser was $29,449.

3.       MAJOR CUSTOMER
         During the three months ended March 31, 2003 and 2002, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $270,612 and $274,998 in the three months ended March 31, 2003 and 2002 respectively, from Manihi, Inc.

4.       DISCONTINUED OPERATIONS
         In  August  2001 the FASB  issued  Statement  of  Financial  Accounting
         Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

         been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001.

         In early 2003 the Company decided to dispose of its assets in order to relieve its debt. Accordingly the Company was accounted for as a discontinued operation. Revenue from discontinued operations in the current quarter totaled $270,612. It was agreed that all of the assets of the Company except cash and accounts receivable would be purchased in exchange for $724,000 relief of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A loss from discontinued operations of $11,577 was recorded. The agreement will be finalized on May 29, 2003.

PART II - Other Information

Item 1 - Exhibits

         99     Certification of CEO and CFO

                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of May, 2003


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  -----------------
                                      Larry J. Hrabi
                                      CEO

May 20, 2003

                                 CERTIFICATION


I, Larry Hrabi, certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of i Crystal, Inc.;

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



May 20, 2003                                   /s/ LARRY HRABI
                                                __________________________

                                                   Larry Hrabi
                                                   Chairman and CFO