Form 10QSB
period 2003-06-30
I CRYSTAL INC
filed 2003-08-19
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED JUNE 30, 2003


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


THERE ARE 19,732,785 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2003.

                          ICRYSTAL, INC. AND SUBSIDIARY

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       AND

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ICRYSTAL, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS


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

SIGNATURES

PART II    OTHER INFORMATION

                         ICRYSTAL, INC. AND SUBSIDIARY
                                 BALANCE SHEET


                                                                   June 30, 2003
                                                                    (Unaudited)
                                                                   _____________

                                     ASSETS

ACCOUNTS RECEIVABLE                                                 $    86,500
                                                                    ___________
   Total current assets                                                  86,500
                                                                    ___________
FIXED ASSETS
   Equipment                                                              6,116
   Furniture and fixtures                                                11,428
   Accumulated depreciation and amortization                             (4,913)
                                                                    ___________
   Total fixed assets                                                    12,631
                                                                    ___________
DEFERRED TAX ASSET (NET)                                                      -
                                                                    ___________
   Total assets                                                     $    99,131
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $     3,000
   Bank overdraft payable                                                   633
                                                                    ___________
   Total current and total liabilities                                    3,633
                                                                    ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value, 30,000,000 shares authorized,
   19,732,785 shares issued and outstanding                             197,328
   Additional paid-in capital                                         6,206,212
   Accumulated deficit                                               (6,308,042)
                                                                    ___________
   Total stockholders' deficit                                           95,498
                                                                    ___________
   Total liabilities and stockholders' deficit                      $    99,131
                                                                    ===========

                 See notes to the Interim Financial Statements



                                 ICRYSTAL, INC.
                STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)


                                                             Six Months Ended                   Three Months Ended
                                                                 June 30,                            June 30,
                                                       _____________________________       _____________________________
                                                          2003              2002              2003              2002
                                                       ___________       ___________       ___________       ___________

REVENUES
   Software Royalties                                  $   486,926       $   626,046       $   486,926       $   351,048
   Management fees                                          28,685                 -            28,685                 -
                                                       ___________       ___________       ___________       ___________
                                                           515,611           626,046           515,611           351,048
                                                       ___________       ___________       ___________       ___________
OPERATING COSTS AND EXPENSES
   General and administrative                               58,397            96,384            58,397            46,594
   Management fees                                         356,257                 -           356,257                 -
   Research and development                                      -           266,856                 -           135,523
   Consulting                                              114,739           182,490           114,739           100,659
   Marketing expense                                           467             3,954               467               665
   Depreciation and amortization expense                     3,158             4,826             3,158             2,833
                                                       ___________       ___________       ___________       ___________
     Net loss from operations                              (17,407)           71,536           (17,407)           64,774
                                                       ___________       ___________       ___________       ___________
   Interest expense                                            166           153,433               166            68,153
                                                       ___________       ___________       ___________       ___________
     Net loss before income taxes                          (17,573)          (81,897)          (17,573)           (3,379)
                                                       ___________       ___________       ___________       ___________
   Provision for income taxes                                    -                 -                 -                 -
                                                       ___________       ___________       ___________       ___________
     Loss from continuing operations                       (17,573)          (81,897)          (17,573)           (3,379)
                                                       ___________       ___________       ___________       ___________
   Discontinued operations:
     Gain from disposal of assets
     (net of income tax effect of $0)                      782,691                 -           782,691                 -

     Gain on disposal of discontinued operations
     (net of income tax effect of $0)                        3,702                 -            15,279                 -
                                                       ___________       ___________       ___________       ___________
     Net income (loss)                                     768,820           (81,897)          780,397            (3,379)
                                                       ===========       ===========       ===========       ===========
   Income (loss) per share                             $      0.04       $     (0.00)      $      0.04       $     (0.00)
                                                       ===========       ===========       ===========       ===========
   Weighted average common shares
   outstanding  (basic and diluted)                     19,732,785        17,557,785        19,732,785        18,332,785
                                                       ===========       ===========       ===========       ===========


                 See Notes to the Interim Financial Statements




                         ICRYSTAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                       _________________________
                                                                         2003            2002
                                                                       _________       _________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                 $ 770,399       $ (81,897)

     Adjustments to reconcile net loss to net cash used in operating activities:

        Gain on disposal of fixed assets                                (782,691)              -
        Depreciation and amortization expense                              1,579           4,826
        Amortization of loan origination fees                                  -          51,419
        Expenses paid by the issuance of stock                                 -          28,602
        Increase in accounts receivable                                   (2,622)         (9,367)
        Decrease in prepaid expenses                                      14,300               -
        Increase in accounts payable and accrued expenses                 (1,501)          15,062
        Increase in bank overdraft payable                                   633               -
        Decrease in customer deposits                                    (13,400)              -
        Increase (decrease) in related party payable                       4,697          (1,144)
        Increase in interest payable                                         163          68,504
        Decrease in deferred revenue                                           -         (19,400)
                                                                       _________       _________
        Net cash provided by (used in) operating activities               (8,443)         56,605
                                                                       _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                           (4,909)        (30,540)
                                                                       _________       _________
        Net cash used in investing activities                             (4,909)        (30,540)
                                                                       _________       _________
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes and advances                                  -         (10,083)
                                                                       _________       _________
        Net cash used in financing activities                                  -         (10,083)
                                                                       _________       _________
        Net decrease in cash                                             (13,352)         15,982

        Cash and cash equivalents at December 31, 2002, and 2001          13,352           1,387
                                                                       _________       _________
        Cash and cash equivalents at June 30, 2003, and 2002           $       -       $  17,369
                                                                       =========       =========

SUPPLEMENTARY INFORMATION

During the six months ended June 30, 2003 and 2002, the Company paid $0 and $33,510 in interest, respectively.

The Company paid no taxes during the six months ended June 30, 2003 or 2002.

During the quarter ended June 30, 2003, the Company sold its subsidiary in exchange for the
Company's debt.

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


                  See Notes to the Interim Financial Statements


                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003


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

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. During the current quarter, they discontinued operations and disposed of certain assets in order to relieve notes payable and other liabilitys. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to provide consulting services to online gaming operators. Should the Company need financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                 NOTES TO INTERIM FINANCIAL STATEMENTS (Cont'd.)
                                  June 30, 2003


         NEW PRONOUNCEMENTS
         In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149)
         "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will have no effect on the Company's financial position or results of operations.

2.       RELATED PARTIES
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the six months ended June 30, 2003 and 2002, the Company incurred $7,563, and $12,392, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of June 30, 2003 the payable to Slamko Visser was $0.

3.       MAJOR CUSTOMER
         During the six months ended June 30, 2003 and 2002, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $486,926 and $626,046 in the six months ended June 30, 2003 and 2002 respectively, from Manihi, Inc.

                         ICRYSTAL, INC., AND SUBSIDIARY
                 NOTES TO INTERIM FINANCIAL STATEMENTS (Cont'd.)
                                  June 30, 2003


4.       DISCONTINUED OPERATIONS
         In  August  2001 the FASB  issued  Statement  of  Financial  Accounting
         Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001.

         In May 2003 the Company disposed of assets relating to the Company's internet software gaming business in order to relieve its debt. Accordingly the subsidiary's operations were accounted for as discontinued. Revenue from discontinued operations in the current quarter totaled $15,075. It was agreed that all assets, with the exception of certain fixed assets and accounts receivable, would be sold in exchange for relief of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A gain from disposal of assets of $782,691 was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has been inactive since its asset sale and is currently analyzing business opportunities. Accordingly, its income has been negligible and is expected to remain as such until another business is acquired for the Company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         (a) 31  Section 302 Certification - CEO & CFO
         (b) 32  Section 906 Certification - CEO & CFO

ITEM 7. SIGNATURE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 19th day of August, 2003


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                      CEO,
                                      Chairman and CFO

August 19, 2003