Form 10QSB
period 2003-09-30
I CRYSTAL INC
filed 2003-11-19
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


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


                         1495 RIDGEVIEW DRIVE, SUITE 220
                               RENO, NEVADA 89509
                 ______________________________________________

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (888) 922-5021
              __________________________________________________

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]   NO  [ ]


THERE ARE 19,732,785 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 19, 2003.

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

SIGNATURES

PART II    OTHER INFORMATION

PART I     FINANCIAL INFORMATION

           ITEM 1       FINANCIAL STATEMENTS


                         ICRYSTAL, INC. AND SUBSIDIARY
                                 BALANCE SHEET


                                                              September 30, 2003
                                                                    (Unaudited)
                                                                   _____________

                                     ASSETS

CASH                                                                $    10,166
                                                                    ___________
   Total current assets                                                  10,166
                                                                    ___________
FIXED ASSETS
   Equipment                                                              6,116
   Furniture and fixtures                                                11,428
   Accumulated depreciation and amortization                             (4,123)
                                                                    ___________
   Total fixed assets                                                    13,421
                                                                    ___________
DEFERRED TAX ASSET (NET)                                                      -
                                                                    ___________
   Total assets                                                     $    23,587
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $     8,000
   Advance from Related Party                                            14,000
                                                                    ___________
   Total current and total liabilities                                   22,000
                                                                    ___________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value, 30,000,000 shares authorized,
   19,732,785 shares issued and outstanding                             197,328
   Additional paid-in capital                                         6,206,212
   Accumulated deficit                                               (6,401,953)
                                                                    ___________
   Total stockholders' deficit                                            1,587
                                                                    ___________
   Total liabilities and stockholders' deficit                      $    23,587
                                                                    ===========

                 See Notes to the Interim Financial Statements



                                 ICRYSTAL, INC.
                STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)


                                                            Nine Months Ended                   Three Months Ended
                                                              September 30,                        September 30,
                                                       _____________________________       _____________________________
                                                          2003              2002              2003              2002
                                                       ___________       ___________       ___________       ___________

SOFTWARE ROYALTIES                                     $         -       $   955,405       $         -       $   329,359
                                                       ___________       ___________       ___________       ___________

OPERATING COSTS AND EXPENSES
   General and administrative                               14,690           143,191            11,690            46,807
   Research and development                                      -           407,418                 -           140,562
   Consulting                                               45,000           272,771            15,000            90,281
   Marketing expense                                             -             5,804                 -             1,850
   Depreciation expense                                      2,368             7,470               789             2,644
                                                       ___________       ___________       ___________       ___________
     Net loss from operations                              (62,058)          118,751           (27,479)           47,215
                                                       ___________       ___________       ___________       ___________
   Interest expense                                             75           204,337                75            50,904
                                                       ___________       ___________       ___________       ___________
     Net loss before income taxes                          (62,133)          (85,586)          (27,554)           (3,689)
                                                       ___________       ___________       ___________       ___________
   Provision for income taxes                                    -                 -                 -                 -
                                                       ___________       ___________       ___________       ___________
     Loss from continuing operations                       (62,133)          (85,586)          (27,554)           (3,689)
                                                       ___________       ___________       ___________       ___________
   Discontinued operations:
     Gain from disposal of assets
     (net of income tax effect of $0)                      782,691                 -                 -                 -

     Loss on disposal of discontinued operations
     (net of income tax effect of $0)                      (45,649)                -           (67,936)                -
                                                       ___________       ___________       ___________       ___________
     Net income (loss)                                 $   674,909       $   (85,586)      $   (95,490)      $    (3,689)
                                                       ===========       ===========       ===========       ===========

   Income (loss) per share                             $      0.03       $     (0.00)      $         -       $     (0.00)
                                                       ===========       ===========       ===========       ===========
   Weighted average common shares
   outstanding (basic and diluted)                      19,732,785        17,816,118        19,732,785        18,332,785
                                                       ===========       ===========       ===========       ===========


                 See Notes to the Interim Financial Statements




                         ICRYSTAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Nine Months Ended September 30,
                                                                       _________________________
                                                                         2003            2002
                                                                       _________       _________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                 $ 674,909       $ (85,586)

     Adjustments to reconcile net loss to net cash used in operating activities:

        Gain on disposal of fixed assets                                (782,691)              -
        Depreciation and amortization expense                              2,368           7,470
        Amortization of loan origination fees                                  -          51,419
        Decrease in accounts receivable                                   83,878          31,699
        Decrease in prepaid expenses                                      14,300          42,903
        Increase in accounts payable                                       3,499           4,798
        Decrease in customer deposits                                    (13,400)              -
        Increase (decrease) in related party payable                       4,697          (6,216)
        Increase in interest payable                                         163          55,621
        Decrease in deferred revenue                                           -         (53,079)
                                                                       _________       _________
        Net cash provided by (used in) operating activities              (12,277)         49,029
                                                                       _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                           (4,909)        (29,838)
                                                                       _________       _________
        Net cash used in investing activities                             (4,909)        (29,838)
                                                                       _________       _________
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from advance from related party                             14,000               -
     Principal payments on notes and advances                                  -         (11,087)
                                                                       _________       _________
        Net cash used in financing activities                             14,000         (11,087)
                                                                       _________       _________
        Net decrease in cash                                              (3,186)          8,104

        Cash and cash equivalents at December 31, 2002, and 2001          13,352           1,387
                                                                       _________       _________
        Cash and cash equivalents at September 30, 2003, and 2002      $  10,166       $   9,491
                                                                       =========       =========

                 See Notes to the Interim Financial Statements


                         ICRYSTAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


SUPPLEMENTARY INFORMATION

During the nine months ended September 30, 2003 and 2002, the Company paid $0 and $95,135 in interest, respectively.

The Company paid no taxes during the nine months ended September 30, 2003 or 2002.

During the nine months ended September 30, 2003, the Company sold its subsidiary in exchange for the Company's debt.

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


                  See Notes to the Interim Financial Statements

                                 ICRYSTAL, INC.,
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)

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

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. During the current quarter, they discontinued operations and disposed of certain assets in order to relieve notes payable and other liabilities. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to provide consulting services to online gaming operators. Should the Company need financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

                                 ICRYSTAL, INC.,
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)

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

2.       RELATED PARTIES
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the nine months ended September 30, 2003 and 2002, the Company incurred $17,570, and $15,392, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of September 30, 2003 the payable to Slamko Visser was $5,000.

         During the nine months ended September 30, 2003, the Company received an advance from a company related through common a common director in the amount of $14,000. The advance carries no interest and is due on demand.

                                 ICRYSTAL, INC.,
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


3.       MAJOR CUSTOMER
         During the nine months ended September 30, 2003 and 2002, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $554,864 and $626,046 in the nine months ended September 30, 2003 and 2002, respectively, from Manihi, Inc.

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

         In May 2003 the Company disposed of assets relating to the Company's internet software gaming business in order to relieve its debt. Accordingly the subsidiary's operations were accounted for as discontinued. Loss from discontinued operations for the nine months ended September 30, 2003, totaled $45,649. It was agreed that all assets, with the exception of certain fixed assets and accounts receivable, would be sold in exchange for relief of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A gain from disposal of assets of $782,691 was recorded.

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

Dated this 19th day of November, 2003


                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                      CEO,
                                      Chairman and CFO