Form 10KSB
period 2003-12-31
I CRYSTAL INC
filed 2004-04-19
CIK 1103384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2003

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


                         1495 Ridgeview Drive, Suite 220
                               Reno, Nevada 89509
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (888) 922-5021
                                               ______________

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

On April 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $243,775, computed by reference to the price at which the stock was sold on such date.

There were 19,732,785 shares of common stock $.01 par value outstanding as of December 31, 2003.

                   Documents incorporated by reference: None.



Transitional Small Business Format (check one): Yes [ ]       No   [X]


================================================================================

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.


FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

LOSS FROM DISCONTINUED OPERATIONS - As a result of discontinued operations on May 29, 2003, revenues and expenditures during the year ended December 31, 2003 were included in the loss of $45,649 in discontinued operations. The following is a schedule of amounts included in the discontinued and continued operations for the 2003 year:


                                     DISCONTINUED     CONTINUED
                                      OPERATIONS      OPERATIONS        TOTAL
                                     ____________     __________     __________

Sales                                 $  447,673      $       -      $ 447,673
                                      __________      _________      _________

General and administrative                52,326         20,816      $  73,142
Management fees                          356,257              -        356,257
Consulting                                84,739        60,000         144,739
Depreciation expense                           -          3,182          3,182
Interest expense                               -            125            125
                                      __________      _________      _________
                                         493,322         84,123        577,445
                                      __________      _________      _________

LOSS FROM DISCONTINUED OPERATIONS
AND LOSS FROM OPERATIONS              $  (45,649)     $ (84,123)     $(129,772)
                                      ==========       =========     =========


REVENUES - Revenues were $447,673 from discontinued operations and nil from continued operations for the year ended December 31, 2003 and $1,270,877 for the year ended December 31, 2002, respectively. The decrease is a result of the sale of the gaming division software in May of 2003.

OPERATING EXPENSES - Operating expenses are primarily comprised of general and administrative costs, research and development, management fees, consulting and interest expense. Operating expenses were $493,322 from discontinued operations and $84,123 from continued operations for the year ended December 31, 2003 and $1,513,388 for the year ended December 31, 2002. The decrease of $935,943 was mainly a result of the Company selling its software and the expenses associated with its operation.

General and Administrative - The Company's general and administrative costs consist primarily of travel, office, filing fees and legal and accounting expenses. General and administrative costs were $52,326 from discontinued operations and $20,816 from continued operations for the year ended December 31, 2003 and $227,789 for the year ended December 31, 2002. The decrease of $154,647 was mainly a result of the Company selling its software.

Research and Development - The Company's research and development costs consist primarily of costs associated its Internet based casino software. Research and development costs were nil for the year ended December 31, 2003 and $552,037 for the year ended December 31, 2002. The decrease of $552,037 was mainly a result of the Company selling its software.

Consulting - The Company's consulting costs consist primarily of costs associated with the continued use of external consultants for certain functions. Consulting costs were $84,739 from discontinued operations and $60,000 from continued operations for the year ended December 31, 2003 and $455,705 for the year ended December 31, 2002. The decrease of $310,966 was mainly a result of the Company selling its software.

GAIN ON DISPOSAL OF ASSETS - The Company incurred a gain of $782,691 for the year ended December 31, 2003. The gain was mainly a result of the disposal of assets relating to the Company's internet software gaming business in order to relieve its debt.

NET INCOME/(LOSS) - The Company incurred a net income/(loss) of $652,918 and $(242,511) for the year ended December 31, 2003 and 2002, respectively. The 2003 gain was mainly a result of the disposal of assets relating to the Company's internet software gaming business.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

     1. the amount and timing of expenditures required to develop the Company's consulting strategy and market itself;

     2. the emergence of new services and technologies in the market in which the Company now competes; and

     3. the ability of management to determine alternate sources of revenue.


LIQUIDITY AND CAPITAL RESOURCES

The working capital (deficiency) was ($33,012) and ($639,878) at the end of the fourth quarter at December 31, 2003 and December 31, 2002, respectively. The increase in working capital of $606,866 is attributable mainly to a decrease in current liabilities due to the sale of its gaming software. At December 31, 2003, and December 31, 2002, stockholders' equity (deficit) was ($20,404) and ($673,322), respectively.

Management continues to pursue numerous potential financing sources to raise funds to cover its obligations, including existing equity holders and new sources, but no commitments have been received to date.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

SIGNIFICANT EVENT

Management modified its business strategy subsequent to the 2002 year end. Due to significantly increasing competition and potential processing problems in February 2003, management entered into an arrangement to sell its gaming software and related assets in exchange for the majority of the company's debts including all of the convertible debt and related interest which occurred on May 29, 2003. The company kept certain assets for use in its software consulting portion of the business. Management believes that it can cover its expenses with this consulting revenue in the future. By significantly reducing its debts the interest costs should be reduced to a negligible amount. Management is looking to potentially add to this base of business in the future through growth or potential acquisition.

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

DISCONTINUED OPERATIONS

In May 2003 the Company disposed of assets relating to the Company's internet software gaming business in order to relieve its debt. Accordingly the Company accounted for its software activities as a discontinued operation up to May 29, 2003. Revenue from discontinued operations in the current quarter totaled nil. It was agreed that all of the assets of the subsidiary, excepting for certain fixed assets and accounts receivable, would be purchased in exchange for relief of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A gain from disposal of assets of $782,690 was recorded.

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

                                 ICRYSTAL, INC.,

                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                                DECEMBER 31, 2003

                                       AND

                                DECEMBER 31, 2002

                                      WITH

                                 AUDIT REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        TABLE OF CONTENTS


 Independent Auditors' Report................................................F-2

 Consolidated Balance Sheet..................................................F-3

 Consolidated Statements of Operations.......................................F-4

 Consolidated Statements of Stockholders' Deficit............................F-5

 Consolidated Statements of Cash Flows.......................................F-6

 Notes to Financial Statements...............................................F-8

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



                          INDEPENDENT AUDITORS' REPORT
April 13, 2004

Board of Directors and Stockholders
iCrystal, Inc., and Subsidiary

We have audited the balance sheet of iCrystal, Inc., (a Delaware corporation) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iCrystal, Inc., as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

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




Mark Bailey & Company, Ltd.
Reno, Nevada

                          ICRYSTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003




                                     ASSETS

CASH                                                              $     3,988
----
                                                                  ___________

     Total current assets                                               3,988
                                                                  ___________

FIXED ASSETS
   Equipment                                                            6,116
   Furniture and fixtures                                              11,428
   Accumulated depreciation and amortization                           (4,936)
                                                                  ___________

     Total fixed assets                                                12,608
                                                                  ___________


     Total assets                                                 $    16,596
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                               $    10,000
   Related party payable                                               27,000
                                                                  ___________

     Total current and total liabilities                               37,000
                                                                  ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value, 30,000,000 shares
       authorized, 19,732,785 shares issued and outstanding           197,328
   Additional paid-in capital                                       6,206,212
   Accumulated deficit                                             (6,423,944)
                                                                  ___________

     Total stockholders' deficit                                      (20,404)
                                                                  ___________

     Total liabilities and stockholders' deficit                  $    16,596
                                                                  ===========


   The Accompanying Notes are an Integral Part of These Financial Statements


                          ICRYSTAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002


                                                              FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                         _____________________________
                                                            2003              2002
                                                         ___________       ___________

SOFTWARE ROYALTIES                                       $         -       $ 1,270,877
                                                         ___________       ___________

OPERATING COSTS AND EXPENSES
   General and administrative                                  5,316           155,919
   Legal and accounting                                       15,500            71,870
   Research and development                                        -           552,037
   Consulting                                                 60,000           455,705
   Marketing expense                                               -            10,098
   Depreciation expense                                        3,182            12,683
                                                         ___________       ___________

     Net loss from operations                                (83,998)           12,565
                                                         ------------   ---------------

   Interest expense                                              125           255,076

     Net loss before income taxes                            (84,123)         (242,511)
                                                         ___________       ___________


   Provision for income taxes                                      -                 -

       Loss from continuing operations                       (84,123)         (242,511)
                                                         ___________       ___________

Discontinued operations:
       Gain from disposal of assets

       (net of income tax effect of $0)                      782,690                 -

       Loss on disposal of discontinued operations

       (net of income tax effect of $0)                      (45,649)                -
                                                         ___________       ___________

       Net income (loss)                                 $   652,918         $(242,511)
                                                         ===========       ===========

     Income (loss) per share
                                                         $      0.03       $     (0.02)
                                                         ===========       ===========
Weighted average common shares
     outstanding  (basic and diluted)                     19,345,285        15,345,285
                                                         ===========       ===========


   The Accompanying Notes are an Integral Part of These Financial Statements


                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002



                                                     COMMON STOCK              ADDITIONAL        ACCUMULATED         TOTAL
                                                 SHARES          AMOUNT       PAID-IN CAPITAL      DEFICIT          DEFICIT
                                               __________       ________      _______________    ___________       _________

Balance December 31, 2001                      16,782,785       $167,828        $6,031,212       $(6,834,351)      $(635,311)

  Stock issued for services in January 2002     1,400,000         14,000            84,000                            98,000

  Stock issued in January 2002 in payment of
     an accrued liability                       1,000,000         10,000            25,000                            35,000

  Stock issued for services in June 2002          550,000          5,500            66,000                            71,500

  Net loss                                                                                          (242,511)       (242,511)
                                               __________       ________        __________       ___________       _________

Balance December 31, 2002                      19,732,785        197,328         6,206,212        (7,076,862)       (673,322)

Net income                                                                                           652,918         652,918
                                               __________       ________        __________       ___________       _________

Balance December 31, 2003                      19,732,785       $197,328        $6,206,212       $(6,423,944)     $  (20,404)
                                               ==========       ========        ==========       ===========       =========



   The Accompanying Notes are an Integral Part of These Financial Statements


                         ICRYSTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002



                                                                     FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                 ____________________________
                                                                   2003               2002
                                                                 _________          _________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $ 652,918          $(242,511)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Gain from disposal of assets                                 (782,691)                 -

     Depreciation and amortization expense                           3,181             12,683

     Common stock issued for expenses                                    -            169,500

     Amortization of loan origination fees                               -             51,419
     Decrease in accounts receivable                                83,878             22,792
     Decrease (increase) in prepaid expenses                        14,300            (14,300)
     Increase (decrease) in related party payable
                                                                     4,697            (18,354)
     Increase in interest payable
                                                                       163            105,871
     Increase in accounts payable and accrued expenses
                                                                     5,499             28,616
     Decrease in deferred revenue
                                                                         -            (59,779)
                                                                 _________          _________

       Net cash provided by (used in) operating activities         (18,055)            55,937
                                                                 _________          _________

CASH FLOWS FROM INVESTING ACTIVITIES

     Deposits paid                                                 (13,400)                 -
     Purchase of fixed assets                                       (4,909)           (33,774)
                                                                 _________          _________

       Net cash used in investing activities                       (18,309)           (33,774)
                                                                 _________          _________


CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from related party advances                           27,000                  -

     Principal payments on related party advances                        -             (3,845)

     Principal payments on notes                                         -             (6,353)
                                                                 _________          _________

       Net cash provided by (used in) financing activities          27,000            (10,198)
                                                                 _________          _________

       Net (decrease) increase (decrease) in cash                   (9,364)            11,965

       Cash and cash equivalents at
         December 31, 2002, and 2001                                13,352              1,387
                                                                 _________          _________

       Cash and cash equivalents at
         December 31, 2003, and 2002                             $   3,988          $  13,352
                                                                 =========          =========


   The Accompanying Notes are and Integral Part of These Financial Statements

                         ICYRSTAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002


SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS

During the years ended December 31, 2003 and 2002, interest paid was -0- and $97,786, respectively.

The Company paid no taxes during the years ended December 31, 2003, and 2002.

In May 2003 the company exchanged substantially of its assets in payment of $724,515 in debt, accrued interest, and accounts payable.

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

The Accompanying Notes are an Integral Part of These Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES iCrystal, Inc. (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998 the Company changed its name to Softnet Industries, Inc., and in June 1999 the name was changed to I Crystal. In June 2000 the name was changed again to iCrystal, Inc. The Company was engaged in developing and licensing software related to the Internet gaming industry.

         In August 1999, I Crystal Software, Inc. (I Crystal Software) was incorporated in the province of British Columbia, Canada. Upon incorporation, all founding shares were issued to the officers of iCrystal, Inc. In December 1999 the officers contributed all shares to the Company, at which time I Crystal Software became a wholly owned subsidiary of the Company. I Crystal Software subsequently carried out essentially all of the Company's software development activity.

         In May 2003 the company exchanged substantially all of its assets including the investment its subsidiary with the holders of the note payable in full satisfaction of the note and interest payable. The Company is now in the process of finding a new investment opportunity and has no operations.

         GOING CONCERN
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and at December 31, 2003, the Company had a working capital deficiency of $33,012 and a stockholders' deficit of $20,404.

         In the event that future operating cash flows do not meet all the Company's cash requirements, it will need to obtain additional funding. Success in raising additional funding is dependent on the Company's ability to demonstrate that it can fulfill its future business strategies. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, or at terms acceptable to the Company.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2003, and 2002, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation and amortization expense is provided for on a declining balance basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining lease terms.

         ADVERTISING COSTS
         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the years ended December 31, 2003, and 2002, were -0- and $10,098, respectively.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


         LOSS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003 and 2002, the Company had no dilutive common stock equivalents such as stock options.

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

         The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. (See Note 3)

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. During the years ended December 31, 2003, and 2002, the Company expensed $-0- and $564,837, respectively for research and development costs.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


         SEGMENT INFORMATION
         The company reports segments in accordance with SFAS No. 131 " DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operational decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographical areas, and major customers. Management assesses the performance of its operations as a single segment. (See Note 8)

         NEW ACCOUNTING PRONOUNCEMENTS
         In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

         In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company's financial position or results of operations.

         In December 2003 the FASB issued SFAS 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of SFAS 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


         change the measurement or recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no pension or other postretirement benefits.

2.       NOTES PAYABLE
         In November 2001 the Company refinanced convertible advances held by Lexington Systems (a related party) with third parties, related to Manihi, the master licensee, through common ownership, in the amount of $418,770. The note included commissions and fees of $68,558, carried an interest rate of 4% per month on the outstanding principal, and was due May 15, 2002. The notes were convertible to shares of the Company's common stock at a value of $.04 per share. The notes and accrued interest were convertible at the discretion of the lenders. At the time of issuance, the notes did not have a beneficial conversion feature, as the conversion price was equal to the fair market price of the stock. In May 2002 the note was extended for twelve months with the same terms.

         In May 2003 the Company exchanged substantially all of its assets including its investment in its subsidiary to the holders of the notes in exchange for the full satisfaction of the note and interest payable. As of December 31, 2003 the balance of the note and accrued interest was -0-. (See Note 9).

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

         The following is a schedule of the composition of the income tax benefit:

                                                    2003            2002
                                                 ___________     ___________

         Net operating loss carryforward         $ 2,184,141     $ 2,435,232
         Valuation                                (2,184,141)     (2,435,232)
                                                 ___________     ___________
            Total provision for income taxes     $         0     $         0
                                                 ===========     ===========

         Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                           DECEMBER 31
                                                    2003            2002
                                                 ___________     ___________

         Net income (loss) before taxes          $   652,918     $  (242,511)
         U.S. statutory rate                           34.00%          34.00%
                                                 ___________     ___________
         Change in deferred tax                      221,992         (82,453)
         Change in deferred tax asset
            valuation account                       (221,992)         82,453
                                                 ___________     ___________
         Total tax expense                       $      0.00     $      0.00
                                                 ===========     ===========
         Effective tax rate                              0.0%            0.0%
                                                 ===========     ===========

         The net change in the valuation account was $(221,981) and $82,453, in the years ended December 31, 2003, and 2002, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to the change in control of the Company and limitations on the deductibility of $4,628,200 for services in exchange for issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $6,400,000 that will start to expire in 2015 in the United States of America.

         As a result of not filing all income tax  returns,  the  Company may be subject to assessment of penalties. As of April 13, 2004, no assessments have been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

         Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. To the extent

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


         such earnings exist, they are considered indefinitely reinvested, and the Company provides no deferred income tax on such amounts.

4.       CAPITAL STOCK
         The Company has a single class of $0.01 par value common stock. Thirty million shares are authorized and 19,732,785 shares are issued (or committed to be issued) and outstanding at December 31, 2003.

         In 2002 the Company issued 1,950,00 shares of its common stock for services valued at $169,500.

         In 2002 the Company also issued 1,000,000 shares of its common stock to relieve a accrued liability valued at $35,000.

5.       STOCK BASED COMPENSATION
         In June 2000 stockholders approved adoption of the 2000 Incentive Plan (the "Plan"). Under the Plan the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and nonqualified stock options purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years. Three million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted.

         There were no stock options issued or outstanding during the years ended December 31, 2003 or 2002.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


6.       OBLIGATIONS UNDER LEASE
         The Company occupied leased premises, which had renewal options with terms and conditions similar to the original lease. The rent expense for the years ended December 31, 2003, and 2002, was $-0- and $53,011, respectively.

7.       RELATED PARTY TRANSACTIONS
         During the year ended December 31, 2003, the Company received an advance from a company related through common a common director in the amount of $27,000. The advance carries no interest and is due on demand.

         Also during the year ended December 31, 2003, the Company paid $60,000 in consulting fees to its CEO.

         The Company is affiliated with the following entities:

         Slamko Visser, Chartered Accountants (Slamko Visser)
         The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During 2003 and 2002, the Company incurred $11,500 and $21,000, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. The Company had accounts payable of $7,000 due to Slamko Visser at December 31, 2003.

         Manihi, Inc.
         Effective in November 2000 Manihi and the Company entered into a 25-year exclusive master license agreement (the `Agreement'). The Company recorded $-0- and $1,270,877 of revenue for the royalty collected and the elements delivered during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, there were no amounts due from Manihi.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


8.       SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
         SEGMENT INFORMATION
         The Company's primary operations consist of the development and licensing of internet-based gaming technology. Management assesses the performance of its operation as a single segment.

         GEOGRAPHIC INFORMATION
         Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

         There were no revenues for the year ended December 31, 2003.

                                           For the Year Ended December 31, 2002

                                            REVENUE           LONG-LIVED ASSETS
                                           __________         _________________

         Canada                            $        0             $ 65,507
         Central America or Costa Rica      1,270,877                    0
                                           __________             ________
             Consolidated Total            $1,270,877             $ 65,507
                                           ==========             ========

         MAJOR CUSTOMERS
         During the years ended December 31, 2003, and 2002, the Company realized $-0-and $1,270,877, of revenue, respectively, under its exclusive master license agreement with Manihi, Inc.

                         ICRYSTAL, INC., AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


9.       DISCONTINUED OPERATIONS
         In  August  2001 the FASB  issued  Statement  of  Financial  Accounting
         Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001.

         In May 2003 the Company disposed of assets relating to the Company's internet software gaming business in order to relieve its debt. Accordingly the subsidiary's operations were accounted for as discontinued. Loss from discontinued operations for the year ended December 31, 2003, totaled $45,649. It was agreed that all assets, with the exception of certain fixed assets, would be sold in payment of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A gain from disposal of assets of $782,690 was recorded.

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

         The fair value of accounts payable approximate their carrying amounts. The fair value of the advance from stockholder approximates its carrying amount because of the short-term nature of the financial instrument.

PART II. OTHER INFORMATION

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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



Dated this 14th day of April, 2004



                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                      CEO