Form 10KSB/A
period 2003-12-31
I CRYSTAL INC
filed 2004-05-13
CIK 1103384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

THE COMPANY

iCRYSTAL, INC. (together with its subsidiary, the "Company") is a Delaware corporation, incorporated on OCTOBER 5, 1994, as Cable Group South, Inc. Effective OCTOBER 19, 1998 the Company undertook an 8:1 reverse stock split and changed its name to SoftNet Industries, Inc. To avoid a conflict with a similarly named Company, the Company again changed its name to I crystal, Inc. on JULY 29, 1999. The Company stockholders approved a change of the Company's name to "iCRYSTAL, INC." at a Special Meeting JUNE 2000. The Company believed this change in its name better reflected the Internet aspects of its software development business.

From 1994 until late 1998, the Company had minimal operations and devoted its efforts to corporate structuring, financial and business planning, recruitment of directors and advisors, and raising additional financing. In 1998 the business of the Company became focused on the development and licensing of Internet based software for computer based card and table games for gaming and casino applications. In December 1998 the Company entered into a licensing and put option agreement (the "DIVERSIFIED LICENSE") with Diversified Cosmetics International, Inc. ("DIVERSIFIED") to license that company's game and casino software. Diversified subsequently exercised the put option (the "PUT OPTION") granted in the Diversified License and required the Company to acquire Diversified's casino software for Company Common Stock and a promissory note. The Company's first revenues from the newly focused business operations were realized in July 1999 and, therefore, the Company has presented development stage financial statements for the periods through June 1999. Since its founding, the Company has recorded significant losses. At December 31, 2003, the Company has an accumulated deficit of $6,423,944 and has a shareholders deficit of $20,404.

SALE OF ASSETS

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

THE TRANSACTION

The Board of Directors entered into an Asset Purchase Agreement (the "Agreement") with Wellington Holdings Ltd., a Belize company ("Wellington") to sell the assets of the Company pertaining to its internet gaming software development business and its related Master License Agreement with Manihi, Inc. This business represented over 90% of the operations, revenues and expenses of the Company. The Agreement was specifically subject to and conditional on approval by the Company's shareholders.

As consideration for the sale of assets, Wellington had agreed to assume the Company's liabilities in the amount of US$724,000.00 at closing. The Company retained its cash and receivables as of the date of closing of the Agreement. Wellington had previously approached the Company with a similar offer in the past, but the Company had rejected such offer at the time, feeling it could increase its sales and revenues. Other than Wellington, the Company had never received any indications of interest with respect to its business. Wellington has established to the satisfaction of the Company, to a high degree of certainty, that it has sufficient resources to acquire the assets and satisfy the liabilities, as assumed by Wellington. The Company's conclusions in this regard are based on due diligence performed by the Company on Wellington, which is in the business of marketing and software consulting.

The rights of the Company's securities holders will not be affected by this transaction.

On an accounting basis, this transaction has been treated as a sale of substantially all of the assets by the Company, and there are no income tax consequences to the Company.

ASSET PURCHASE AGREEMENT

The Agreement provided for the Company, at closing, to transfer all its rights, titles and interests in its assets related to its internet gaming software development business to Wellington, including the source codes. Concurrent with this transfer, Wellington assumed liabilities of the Company in the total sum of US$724,000.00.

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

The Company believed it would be prudent to get out of the internet gaming software development industry and this transaction was necessary and appropriate at the time for the following reasons:

1. The Company had been struggling to maintain cash flow to continue operations at the current level, and this transaction eliminated the financial loans and arrangements entered into by the Company in the past, when it was short of cash and obtained short-term loans at a high interest rate. It had been extremely difficult for the Company to service these loans and maintain the financial ability to continue successful operations.

2. The future business prospects in the internet gaming business, and especially in the gaming software development business engaged in by our Company, were very uncertain and risky. Many gaming software developers have ceased business operations and others have significantly reduced the cost at which they are willing to sell the software systems they develop, which made it extremely difficult for the Company to successfully compete or sell software systems.

3. There are many countries around the world which have adopted or were considering adopting regulatory restrictions or prohibitions against internet gaming, which has, in turn, severely restricted or totally eliminated internet gaming operations in many countries. And it appeared likely, in the opinion of the Company, that regulatory action in the United States will further refine and extend restrictions and/or prohibitions against internet gaming in the U.S.

4. The number of internet gaming operators around the world had decreased, and the revenues of those operators who continue to operate have reportedly been significantly reduced as a result of laws, rules and regulations restricting or eliminating the use of many types of credit cards as a method of payment for internet gaming activities. Thus, operators have had an extremely difficult time processing gaming transactions and/or collecting monies from internet gamers.

5. Cryptologic, a recognized leader in the internet gaming software development industry, had estimated that the market for gaming software is expected to shrink.

6. There was substantial competition from other internet gaming software developers, such as Cryptologic, and the Company lacks the financial and other resources to continue competing in the industry. Based on these facts and circumstances, the Company believed this transaction was in the best interest of the Company and its stockholders at the time.

COMPANY'S CONTINUING BUSINESS

The Company retained that portion of its assets related to its administration of online services and back office management, as well as its computer hardware unrelated to the software development business, and its website development business. Its operations, and most significantly, its expenses, were reduced by 90%. The Company expects to aggressively market its services to existing online gaming operators, through use of the internet and its industry contacts, in an effort to become an outside vendor of services. The Company believes it will be able to offer such services at rates cheaper than it costs the operators to perform such services in-house.

The Company used its remaining assets to continue its website development business, as well as pursue related services, especially focusing on consulting services to other companies in the gaming industry. The Board of Directors was to also investigate and consider various alternatives to expand the business, especially the website development business, as and when opportunities arise.

RISK FACTORS

The Company's business and investment in its securities is subject to a number of risks which, in addition to ordinary business risks, include the following:

1. CHANGE IN OPERATIONS OF THE BUSINESS AND NO HISTORY OF EARNINGS

Since the Company sold a significant part of the business during the year, there is no assurance that the Company will generate either revenues or earnings from its continuing operations. The Company is going through changes and there is no history that can be used as comparison.

2. TECHNOLOGICAL DEVELOPMENTS

Web based industries are subject to rapid changes arising from new technological developments and evolving industry standards. The Company's success will depend heavily on its continuing ability to develop and introduce enhancements to its existing web based consulting. The Company will constantly be required to commit significant resources to continued research and development in order to remain competitive. However, the Company cannot be certain that it will develop its web based consulting revenue sufficient to cover its costs due to the introduction of alternative technologies. If the Company cannot continue to innovate successfully, its business and operating results could be adversely affected.

3. GOVERNMENT REGULATION

Every Internet business faces the risk of having to comply not only with the laws of its home jurisdiction, but also with the laws of the countries where its customers reside. With respect to web based consulting, many countries have enacted or are considering enacting laws which may regulate web based activities.

4. THE COMPANY'S STOCK PRICE MAY BE VOLATILE

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

5. THE COMPANY DOES NOT PLAN TO PAY DIVIDENDS

The Company has not yet realized positive net income and has not, since incorporation, paid dividends. the Company expects to use any earnings to fund it ongoing operations.

6. SHARES ELIGIBLE FOR FUTURE SALE

At DECEMBER 31, 2003, the Company had outstanding 19,732,785 shares of common stock, $.01 par value per share (the "COMMON STOCK") which were all eligible for resale without restriction.

This may adversely affect the market price of its shares and could affect the amount of trading of such shares.

7. MINIMAL TRADING HISTORY OF COMMON STOCK - POSSIBLE STOCK PRICE VOLATILITY

The Company's Common Stock traded on the OTC Bulletin Board under the symbol "ICRS" from August 1999 through March 2000, and under the symbol "ICRSE" from March 2000 until APRIL 4, 2000. The Company's stock traded on the National Quotation Bureau's "PINK SHEETS" from APRIL 5, 2000 until May 31, 2000, when they re-commenced trading on the OTC Bulletin Board, where they currently trade under the symbol "ICRS". The market price of the Company's Common Stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, the trading volume in its Common Stock, changes in general conditions in the economy, the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

8. PENNY STOCK REGULATION

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company is currently not party to any lease arrangements.

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



Dated this 13th day of May, 2004



                              ICRYSTAL, INC.


                              By: /s/ LARRY J. HRABI
                                  __________________
                                      Larry J. Hrabi
                                      CEO