Form 10QSB
period 2004-03-31
I CRYSTAL INC
filed 2004-05-20
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER: 0-29417


                                 ICRYSTAL, INC.
                     --------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     62-1581902
          (STATE OF ORGANIZATION)                    (I.R.S. EMPLOYER I.D. NO.)


                        3237 KING GEORGE HWY., STE. 101-B
                    SURREY, BRITISH COLUMBIA, V5P 1B7 CANADA
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (604)542-5021
                                    -------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS  REQUIRED TO BE FILED BY
         SECTION 13 OR 15(d) OF THE  EXCHANGE  ACT DURING THE PAST 12 MONTHS AND
         (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES [X] NO [ ]



THERE ARE 19,732,785 SHARES OF COMMON STOCK OUTSTANDING AS OF March 31, 2004.

PART I   FINANCIAL INFORMATION


         ITEM 1 FINANCIAL STATEMENTS


                          ICRYSTAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  March 31, 2004
CURRENT ASSETS                                                      (Unaudited)
                                                                    -----------

   Cash                                                             $     3,988
                                                                    -----------

      Total Current Assets                                                3,988

FIXED ASSETS

   Equipment                                                              6,116
   Furniture and fixtures                                                11,428
   Accumulated depreciation and amortization                             (4,936)
                                                                    -----------

      Total Fixed Assets                                                 12,608
                                                                    -----------

      Total Assets                                                  $    16,596
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                 $    10,000
   Related party payable                                                 27,000
                                                                    -----------

      Total Current and Total Liabilities                                37,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Common stock, $.01 par value, 30,000,000 shares
      authorized, 19,732,785 shares issued and
      outstanding at March 31, 2004                                     197,328
   Additional paid-in capital                                         6,206,212
   Accumulated deficit                                               (6,423,944)
                                                                    -----------

      Total Stockholders' Deficit                                       (20,404)
                                                                    -----------

      Total Liabilities and Stockholders' Deficit                   $    16,596
                                                                    ===========



                  See Notes to the Interim Financial Statements

                          ICRYSTAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31
                                              2004          2003
                                           ------------   ------------


SOFTWARE ROYALTIES                         $       --     $       --
                                           ------------   ------------

OPERATING COSTS AND EXPENSES
   General and administrative                      --             --
   Research and development                        --             --
   Consulting                                      --             --
   Marketing expense                               --             --
   Depreciation and amortization expense           --             --
                                           ------------   ------------

      Net loss from operations                     --             --
                                           ------------   ------------

   Interest expense                                --             --

      Net loss before income taxes                 --             --
                                           ------------   ------------

   Provision for income taxes                      --             --

      Loss from continuing operations              --             --
                                           ------------   ------------

   Discontinued operations:
      Loss from discontinued operations
      (net of income tax effect of $0)             --          (11,577)
                                           ------------   ------------

      Net loss                             $       --     $    (11,577)
                                           ============   ============

      Loss per share                       $      (0.00)  $      (0.00)
                                           ============   ============


   Weighted average common shares
      outstanding (basic and diluted)        19,732,785     19,732,785
                                           ============   ============


                  See Notes to the Interim Financial Statements

                          ICRYSTAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31
                                                         2004        2003
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $   --     $(11,578)

   Adjustments to reconcile net loss to
      net cash used in operating activities:

      Depreciation and amortization expense                 --         --
      Amortization of loan origination fees                 --         --
      (Increase) decrease in accounts
         receivable                                         --         (980)
      Decrease in prepaid expenses                          --       14,300
      Increase in accounts payable
         and accrued expenses                               --        3,540
   Decrease in related party payable                        --       (3,276)
   Increase in interest payable                             --           79
   Decrease in deferred revenue                             --       (6,700)
                                                        --------   --------

   Net cash provided by (used in)
      operating activities                                  --       (4,615)
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of capital assets                               --       (2,829)
   Net cash used in investing activities                    --       (2,829)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes and advances                 --         --
                                                        --------   --------

      Net cash used in financing activities                 --         --
                                                        --------   --------

      Net decrease in cash                                  --       (7,444)

      Cash and cash equivalents at
         December 31, 2003 and 2002                        3,988     13,352

      Cash and cash equivalents at
         March 31, 2004 and 2003                        $  3,988   $  3,988
                                                        ========   ========


SUPPLEMENTARY INFORMATION

During the three months ended March 31, 2004 and 2003, the Company paid $0 and $0 in interest, respectively. The Company paid no taxes during the three months ended March 31, 2004 or 2003.


                  See Notes to the Interim Financial Statements

                         ICRYSTAL, INC., AND SUBSIDIARY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of ICrystal, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company's cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfil its business strategy to license its games and websites and generate significant royalty revenues. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. Management is planning to discontinue operations and dispose of
          certain   assets  in  order  to  relieve   notes   payable  and  other
          liabilities.

          In February 2003, the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

2.        RELATED PARTIES

          The Company is affiliated with the Canadian chartered accounting firm Slamko Visser through common ownership. During the three months ended March 31, 2004 and 2003, the Company incurred $0, and $5,243, respectively, of expense to Slamko Visser for consulting and accounting fees and related costs. As of March 31, 2004 the payable to Slamko Visser was $29,449.

3.        MAJOR CUSTOMER

          During the three months ended March 31, 2004 and 2003, the Company received essentially all of its revenue from its exclusive master license with Manihi, Inc. The Company received $0 and $270,612 in the three months ended March 31, 2004 and 2003 respectively, from Manihi, Inc.

4.        DISCONTINUED OPERATIONS

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001. In early 2003 the Company decided to dispose of its assets in order to relieve its debt. Accordingly the Company was accounted for as a discontinued operation. Revenue from discontinued operations in the current quarter totaled $0. It was agreed that all of the assets of the Company except cash and accounts receivable would be purchased in exchange for $724,000 relief of the $418,770 note payable and related interest, accounts payable, and certain other liabilities. A loss from discontinued operations of $11,577 was recorded. The agreement was finalized on May 29, 2003.


PART II           Other Information

         Item 1    Exhibits

                   99       Certification of CEO and CFO



                                   SIGNATURES

Purusant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of May, 2004


                                     ICRYSTAL, INC.,
                                    a Delaware corporation


                                    By:    /s/ LARRY J. HRABI
                                       -------------------------
                                               Larry J. Hrabi
                                               CEO

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) Presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




May 20, 2004                                    /s/ LARRY J. HRABI
                                            -------------------------
                                                     Larry J. Hrabi
                                                     Chairman and CFO