Form 10QSB
period 2004-06-30
I CRYSTAL INC
filed 2004-08-23
CIK 1103384

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004

COMMISSION FILE NUMBER: 0-29417

ICRYSTAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE 62-1581902

(STATE OF ORGANIZATION) (I.R.S. EMPLOYER I.D. NO.)

5555 HILTON AVENUE, SUITE 207

BATON ROUGE, LOUISIANA 70808

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(225) 923-1034

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY

SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND

(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X] NO [ ]

There are 19,732,785 shares of common stock outstanding as of June 30, 2004.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS

June 30, 2004

CURRENT ASSETS (Unaudited)

   Cash $3,988

      Total Current Assets 3,988

FIXED ASSETS

   Equipment 6,116

   Furniture and fixtures 11,428

   Accumulated depreciation and amortization (4,936)

      Total Fixed Assets 12,608

      Total Assets $16,596

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable $10,000

   Related party payable 27,000

      Total Current and Total Liabilities 37,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Common stock, $.01 par value, 30,000,000 shares

      authorized, 19,732,785 shares issued and

      outstanding at June 30, 2004 197,328

   Additional paid-in capital 6,206,212

   Accumulated deficit (6,423,944)

      Total Stockholders' Deficit (20,404)

      Total Liabilities and Stockholders' Deficit $16,596

See Notes to the Interim Financial Statements

ICRYSTAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30,

2004 2003

SOFTWARE ROYALTIES $ – $ --

OPERATING COSTS AND EXPENSES

   General and administrative -- --

   Research and development -- --

   Consulting -- --

   Marketing expense -- --

   Depreciation and amortization expense -- --

      Net loss from operations -- --

   Interest expense -- --

      Net loss before income taxes -- --

   Provision for income taxes -- --

      Loss from continuing operations -- --

   Discontinued operations:

      Loss from discontinued operations

(net of income tax effect of $0) – (11,577)

      Net loss $ – $(11,577)

      Loss per share $(0.00) $(0.00)

   Weighted average common shares

      outstanding (basic and diluted) 19,732,785 19,732,785

See Notes to the Interim Financial Statements

ICRYSTAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30

2004 2003

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss $ – $(11,578)

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

        (Increase) decrease in accounts receivable -- (980)

        Decrease in prepaid expenses -- 14,300

        Increase in accounts payable and accrued expenses -- 3,540

   Decrease in related party payable -- (3,276)

   Increase in interest payable -- 79

   Decrease in deferred revenue -- (6,700)

   Net cash provided by (used in) operating activities -- (4,615)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of capital assets -- (2,829)

   Net cash used in investing activities -- (2,829)

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on notes and advances -- --

      Net cash used in financing activities -- --

      Net decrease in cash -- (7,444)

      Cash and cash equivalents at

         December 31, 2003 and 2002 3,988 13,352

      Cash and cash equivalents at

         March 31, 2004 and 2003 $3,988 $3,988

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2004 and 2003, the Company paid $0 and $0 in interest, respectively. The Company paid no taxes during the six months ended June 30, 2004 or 2003.

See Notes to the Interim Financial Statements

ICRYSTAL, INC., AND SUBSIDIARYNOTES TO INTERIM FINANCIAL STATEMENTS June 30, 2004

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of iCrystal, Inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10KSB.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company’s cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company’s ability to demonstrate that it can fulfil its business strategy to provide consulting services to online gaming operators. Should the Company need financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

2. Subsequent Events

In July 2004 the Board of Directors agreed to change the name of the Company to SAC Technology Corp. Also in July 2004 the Board of Directors approved a reverse stock split of 1 share for 17, thereby reducing the total outstanding shares of common stock to 1,160,752.

In August 2004 the Board of Directors approved and initiated a stock purchase plan, under which 9,000,000 shares of its common stock will be available for grant. Also in August 2004 the Company amended the Articles of Incorporation, increasing the amount of shares authorized to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Background.

On June 7, 2004, there occurred a change in control of ICrystal, Inc. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC, a Louisiana limited liability company, purchased 10,244,000 shares, or 51.91%, of our outstanding common stock from existing shareholders.

At the time of Woodstock Investments’ acquiring control, a majority of our shareholders, acting by written consent in lieu of a meeing, removed our then-directors and elected David Loflin and Waddell D. Loflin as our directors.

Current Plan of Operation.

We have no current business operations. Our new management is seeking to locate a private company with which to enter into a business combination transaction and does not have any intention of starting up a new business.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.
Item 2. Changes in Securities.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.

During June 2004, our shareholders took action by written consent of a majority in lieu of a meeting, whereby approval was obtained for us to take the following actions:

– a proposal that the then-current Board of Directors be removed from office and replaced by David Loflin and Waddell D. Loflin.

– a proposal that we change our corporate name to "SAC Technology Corp."

– a proposal that we complete a reverse stock split of 1-for-17, thereby making the total outstanding shares of common stock equal to 1,160,752.

– a proposal that we amend and restate our certificate of incorporation, to include a change in our authorized capitalization to: 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Item 5. Other Information.
None.
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K.
During the three months ended June 30, 2004, we filed one Current Report on Form 8-K, as follows:
-	Date of Event: June 7, 2004, wherein we reported a change in control; this Current Report on Form 8- K is incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 19, 2004	ICRYSTAL, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]