Form 10QSB/A
period 2004-06-30
I CRYSTAL INC
filed 2004-08-23
CIK 1103384

Form 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 0-29417

ICrystal, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
(Address of Principal Executive Offices, including Zip Code)
(225) 923-1034
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-20-04
Common Stock, $.01 par value	19,732,785

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ICrystal, Inc. and Subsidiary
Page
Consolidated Balance Sheet as of June 30, 2004 (unaudited)	3
Consolidated Statements of Income and Operations the Three Months Ended June 30, 2004, and for the Six Months Ended June 30, 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
June 30, 2004 (unaudited)
CURRENT ASSETS
Cash	$3,988
Total Current Assets	3,988
FIXED ASSETS
Equipment	6,116
Furniture and fixtures	11,428
Accumulated depreciation and amortization	(4,936)
Total Fixed Assets	12,608
Total Assets	$16,596
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,000
Notes payable	27,000
Total Current and Total liabilities	37,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized, 19,732,785 shares issued and outstanding at June 30, 2004	197,328
Additional paid-in capital	6,206,212
Accumulated deficit	(6,423,944)
Total Stockholders' Deficit	(20,404)
Total Liabilities and Stockholders’ Deficit	$16,596

See Notes to the Interim Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)
Six Months Ended June 30,	Three Months Ended June 30,
2004	2003	2004	2003
Software royalties	$0	$0	$0	$0
Operating Costs and Expenses
General and administrative	0	3,000	0	0
Research and development	0	0	0	0
Consulting	0	30,000	0	15,000
Marketing expense	0	0	0	0
Depreciation expense	0	1,579	0	790
Net lost from operations	0	(34,579)	0	(15,790)
Interest expense	0	0	0	0
Net loss before income taxes	0	(34,579)	0	(15,790)
Provision for income taxes	0	0	0	0
Loss from continuing operations	0	(34,579)	0	(15,790)
Discontinued operations:
Gain from disposal of assets (net of income tax effect of $0)	0	782,691	0	782,691
Gain on disposal of discontinued operations (net of income tax effect of $0)	0	22,287	0	15,075
Net income (loss)	$0	$770,399	0	$781,976

Income (loss) per share	$0	$0.04	0	$0.04

Weighted average common shares outstanding (basic and diluted)	19,732,785	19,732,785	19,732,785	19,732,785

See Notes to the Interim Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,
2004	2003
Cash Flows from Operating Activities
Net income (loss)	$0	$770,399
Adjustments to reconcile net loss and net cash used inn operating activities:
Gain from disposal of assets	0	(782,691)
Depreciation and amortization expense	0	1,579
Amortization of loan origination fees	0	0
Decrease in accounts receivable	0	(2,622)
Decrease in prepaid expenses	0	14,300
Increase in bank overdraft payable	0	633
Decrease in customer deposits	0	(1,501)
Increase (decrease) in related party payable	0	4,697
Increase in interest payable	0	163
Net cash provided by (used in) operating activities	0	(8,443)

Cash Flows from Investing Activities
Purchase of capital assets	0	(4,909)
Net cash provided by (used in) investing activities	0	(4,909)

Cash Flows from Financing Activities
Proceeds from advance from related party	0	0
Principal payments on notes and advances	0	0
Net cash provided by (used in) financing activities	0	0

Net (decrease) increase in cash	0	(13,352)
Cash and cash equivalents at December 31, 2003 and 2002	3,988	13,352
Cash and cash equivalents at June 30, 2004and 2003	$3,988	$0

See Notes to the Interim Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY
NOTES TO INTERIM FINANCIAL STATEMENTS
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

In August 2004 the Board of Directors approved and initiated a stock purchase plan, under which 25,000,000 shares of its common stock will be available for grant. Also in August 2004 the Company amended the Articles of Incorporation, increasing the amount of shares authorized to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

At the time of Woodstock Investments’ acquiring control, a majority of our shareholders, acting by written consent in lieu of a meeting, removed our then-directors and elected David Loflin and Waddell D. Loflin as our directors.

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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
During June 2004, our shareholders took action by written consent of a majority in lieu of a meeting, whereby approval was obtained for us to take the following actions:
-	a proposal that the then-current Board of Directors be removed from office and replaced by David Loflin and Waddell D. Loflin.
-	a proposal that we change our corporate name to "SAC Technology Corp."
-	a proposal that we complete a reverse stock split of 1-for-17, thereby making the total outstanding shares of common stock equal to 1,160,752.
-

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
Date: August 23, 2004	ICRYSTAL, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]