Form 10QSB
period 2004-09-30
I CRYSTAL INC
filed 2004-11-22
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-19-04
Common Stock, $.01 par value	1,998,852

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ICrystal, Inc. and Subsidiary
Page
Consolidated Balance Sheet as of September 30, 2004 (unaudited)	3
Consolidated Statements of Income and Operations the Three Months Ended September 30, 2004, and for the Nine Months Ended September 30, 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
ASSETS
September 30, 2004 (unaudited)
CURRENT ASSETS
Cash	$3,988
Total Current Assets	3,988
FIXED ASSETS
Equipment	6,116
Furniture and fixtures	11,428
Accumulated depreciation and amortization	(4,936)
Total Fixed Assets	12,608
Total Assets	$16,596
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,000
Notes payable	27,000
Total Current and Total liabilities	37,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $.01 par value; 80,000,000 shares authorized, 1,660,752 shares issued and outstanding at September 30, 2004	16,607
Additional paid-in capital	6,641,933
Accumulated deficit	(6,678,944)
Total Stockholders' Deficit	(20,404)
Total Liabilities and Stockholders’ Deficit	$16,596

See Notes to the Interim Financial Statements.
ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS (UNAUDITED)
Six Months Ended September 30,	Three Months Ended September 30,
2004	2003	2004	2003
Software royalties	$0	$0	$0	$0
Operating Costs and Expenses
General and administrative	0	14,690	0	11,690
Research and development	0	0	0	0
Consulting	255,000	45,000	255,000	15,000
Marketing expense	0	0	0	0
Depreciation expense	0	2,368	0	789
Net lost from operations	(255,000)	(62,058)	(255,000)	(27,479)
Interest expense	0	75	0	75
Net loss before income taxes	(255,000)	(62,133)	(255,000)	(27,554)
Provision for income taxes	0	0	0	0
Loss from continuing operations	(255,000)	(62,133)	(255,000)	(27,554)
Discontinued operations:
Gain from disposal of assets (net of income tax effect of $0)	0	782,691	0	0
Loss on disposal of discontinued operations (net of income tax effect of $0)	0	(45,649)	0	(67,936)
Net income (loss)	$(255,000)	$674,909	$(255,000)	$(95,490)

Income (loss) per share	$(0.21)	$.58	$(0.18)	$(0.08)

Weighted average common shares outstanding (basic and diluted)	1,234,826	1,160,752	1,382,974	1,160,752

See Notes to the Interim Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,
2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(255,000)	$674,909
Adjustments to reconcile net loss and net cash used inn operating activities:
Gain from disposal of assets	0	(782,691)
Depreciation and amortization expense	0	2,368
Stock issued for services	255,000	0
Decrease in accounts receivable	0	(83,878)
Decrease in prepaid expenses	0	14,300
Increase in accounts payable	0	3,499
Decrease in customer deposits	0	(13,400)
Increase (decrease) in related party payable	0	4,697
Increase in interest payable	0	163
Net cash provided by (used in) operating activities	0	(12,277)

Cash Flows from Investing Activities
Purchase of capital assets	0	(4,909)
Net cash provided by (used in) investing activities	0	(4,909)

Cash Flows from Financing Activities
Proceeds from advance from related party	0	14,000
Net cash provided by (used in) financing activities	0	14,000

Net (decrease) increase in cash	0	(3,186)
Cash and cash equivalents at December 31, 2003 and 2002	3,988	13,352
Cash and cash equivalents at June 30, 2004and 2003	$3,988	$10,166

See Notes to the Interim Financial Statements.

ICRYSTAL, INC. AND SUBSIDIARY
NOTES TO INTERIM FINANCIAL STATEMENTS
Sepember 30, 2004

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

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

2. Reverse Stock Split

Effective September 10, 2004, the outstanding common stock of the Company was reverse split on a one-for-seventeen basis. The per share data in the Company’s statements of operations has been adjusted to reflect this reverse stock split.

3. Amended and Restated Certificate of Incorporation

In August 2004, the Company filed an amended and restated certificate of incorporation, increasing the amount of shares authorized to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

4. Stock Purchase Plan

In August 2004, the Board of Directors approved and initiated a stock purchase plan, under which 25,000,000 shares of its common stock will be available for grant. During the three months ended September 30, 2004, the Company issued a total of 500,000 under the stock purchase plan.

5. Subsequent Event

On October 6, 2004, the Company entered into an agreement and plan of reorganization, whereby it is to acquire Fat Katz Music, LLC, a Baton Rouge, Louisiana-based guitar and music retailer. Pursuant to the reorganization agreement, Fat Katz Music is to be acquired by issuing a total of 13,500,000 shares of Company common stock to the owners of Fat Katz Music. In determining the number of shares of our common stock to be issued to the owners of Fat Katz Music, the Company’s board of directors did not employ any standard valuation formula or any other standard measure of value. Fat Katz Music is a company that is majority-owned by the Company’s president, David Loflin.

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

Current Plan of Operation.

On October 6, 2004, the Company entered into an agreement and plan of reorganization, whereby it is to acquire Fat Katz Music, LLC, a Baton Rouge, Louisiana-based guitar and music retailer. Pursuant to the reorganization agreement, Fat Katz Music is to be acquired by issuing a total of 13,500,000 shares of Company common stock to the owners of Fat Katz Music. In determining the number of shares of our common stock to be issued to the owners of Fat Katz Music, our board of directors did not employ any standard valuation formula or any other standard measure of value.Fat Katz Music is a company that is majority-owned by our president, David Loflin. Mr. Loflin, including members of his household, will be issued a total of 7,500,000 shares of our common stock, pursuant to the reorganization agreement. Mr. Loflin’s ownership, following the consummation of the reorganization agreement, Mr. Loflin will possess voting control as to approximately 50% of our then-outstanding common stock.

Prior to our consummating the acquisition of Fat Katz Music, we must obtain the consent of a majority of our shareholders. In the very near future, we intend to initiate the filing of an information statement with the SEC, for delivery to our shareholders, relating to the acquisition of Fat Katz Music, among other matters.

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

Item 5. Other Information.
None.
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K.
During the three months ended September 30, 2004, we filed two Current Reports on Form 8-K, as follows:
-	Date of Event: August 20, 2004, wherein we reported the filing of an amended and restated certificate of incorporation.
-	Date of Event: September 9, 2004, wherein we provided disclosure pursuant to Regulation FD, which disclosure included information regarding a reverse stock split.
Subsequent to September 30, 2004, we have filed one Current Report on Form 8-K, as follows:
-	Date of Event: October 7, 2004, wherein we reported our entering into an agreement to acquire Fat Katz Music, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2004	ICRYSTAL, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]