Form 10QSB
period 2005-03-31
I CRYSTAL INC
filed 2005-05-24
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005
OR
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
(225) 923-1034
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-19-05
Common Stock, $.01 par value	1,998,852

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ICrystal, Inc. and Subsidiary
Page
Consolidated Balance Sheet as of March 31, 2005 (unaudited)	3
Consolidated Statements of Income and Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
March 31, 2005 (unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,988
Total Current Assets	3,988

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,000
Related party payable	27,000
Total current liabilities	37,000
STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized, 1,760,752 shares issued and outstanding	17,608
Additional paid-in capital	6,680,932
Accumulated deficit	(6,731,552)
Total Stockholders' Deficit	(33,012)
Total Liabilities and Stockholders’ Deficit	$3,988

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
Three Months Ended March 31,
2005	2004
Operating Costs and Expenses
Impairment loss	0	0
Net profit (loss) from operations	0	0
Net profit (loss) before income taxes	0	0
Provision for income taxes	0	0
Loss from continuing operations	0	0
Net income (loss)	$0	$0

Income (loss) per share	$0.00	$0.00
Weighted average common shares outstanding (basic and diluted)	1,760,752	1,160,752

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)

Three Months Ended March 31,
2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0	$0
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss and write-down of assets	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	0	0
Cash, beginning of period	3,988	3,988
Cash, end of period	$3,988	$3,988

Supplementary Information
Income taxes paid	$0	$0
Interest paid	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC. AND SUBSIDIARY

NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited interim financial statements of iCrystal, Inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses over the past years. In the event that future operating cash flows do not meet all of the Company’s cash requirements, it will need to obtain additional financing in the form of private placements of debt or equity securities. Success in raising additional financing is dependent on the Company’s ability to demonstrate that it can fulfil its business strategy to provide consulting services to online gaming operators. Should the Company need financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

2. Reverse Stock Split

Effective September 10, 2004, the outstanding common stock of the Company was reverse split on a one-for-seventeen basis. The per share data in the Company’s statements of operations has been adjusted to reflect this reverse stock split.

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

5. Potential Acquisition

On October 6, 2004, the Company entered into an agreement and plan of reorganization, whereby it is to acquire Fat Katz Music, LLC, a Baton Rouge, Louisiana-based guitar and music retailer. Pursuant to the reorganization agreement, Fat Katz Music is to be acquired by issuing a total of 13,500,000 shares of Company common stock to the owners of Fat Katz Music. In determining the number of shares of our common stock to be issued to the owners of Fat Katz Music, the Company’s board of directors did not employ any standard valuation formula or any other standard measure of value. Fat Katz Music is a company that is majority-owned by the Company’s president, David Loflin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of the date of this Quarterly Report on Form 10-QSB, our independent auditor had not reviewed the financial statements included herein.
Background.

On June 7, 2004, there occurred a change in control of ICrystal, Inc. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC, a Louisiana limited liability company, purchased 10,244,000 shares, or 51.91%, of our outstanding common stock from existing shareholders.

At the time of Woodstock Investments’ acquiring control, a majority of our shareholders, acting by written consent in lieu of a meeting, removed our then-directors and elected David Loflin and Waddell D. Loflin as our directors.

Current Plan of Operation.

On October 6, 2004, the Company entered into an agreement and plan of reorganization, whereby it is to acquire Fat Katz Music, LLC, a Baton Rouge, Louisiana-based guitar and music retailer. Pursuant to the reorganization agreement, Fat Katz Music is to be acquired by issuing a total of 13,500,000 shares of Company common stock to the owners of Fat Katz Music. In determining the number of shares of our common stock to be issued to the owners of Fat Katz Music, our board of directors did not employ any standard valuation formula or any other standard measure of value.Fat Katz Music is a company that is majority-owned by our president, David Loflin. Mr. Loflin, including members of his household, will be issued a total of 7,500,000 shares of our common stock, pursuant to the reorganization agreement. Mr. Loflin’s ownership, following the consummation of the reorganization agreement, Mr. Loflin will possess voting control as to approximately 50% of our then-outstanding common stock.

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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K.
During the three months ended March 31, 2005, we did not file a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2005	ICRYSTAL, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]