Form 10KSB
period 2004-12-31
I CRYSTAL INC
filed 2007-03-22
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ICrystal, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of Principal Executive Offices, Including Zip Code)
(651) 998-0612
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.01 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
Registrant's revenues for its most recent fiscal year were $-0-.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of March 16, 2007, was approximately $1,725,000.
Documents Incorporated by Reference: The following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I
Item 1.	Description of Business

FORWARD-LOOKING STATEMENTS

Our board of directors has determined that our company is to become a producer of renewable fuels, particularly ethanol. To this end, we have entered into a plan and agreement of reorganization with ALL Energy Company, a privately-held Delaware corporation based in Johnston, Iowa. The management of our company and ALL Energy is the same. As of the date of this report, owners of 100% of the outstanding common stock of ALL Energy have executed the reorganization agreement. The closing under the reorganization agreement can occur at any time after (1) ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, and (2) we file with the SEC all delinquent periodic reports, including this Annual Report on Form 10-KSB.

Due to these circumstances, the disclosure provided in this Annual Report on Form 10-KSB assumes the completion of our acquisition of ALL Energy Company and references to “us”, “we” and “our” include ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, unless otherwise indicated.

In addition, certain other forward-looking statements herein are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president, Dean Sukowatey;
-	Whether we are able to obtain adequate capital with which to construct and/or purchase one or more ethanol production facilities; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
Year Ended December 31, 2004
During the year ended December 31, 2004, we did not engage in active business operations and had no revenues.
History of Operations
From 1999 through 2002, the business operations of ICyrstal, Inc. involved the development of Internet-based software for computer-based card and table games for gaming and casino applications. This business proved to be unsuccessful and, in 2003, management sold our software business. During 2003, we recognized nominal income from our discontinued operations. However, we did not engage in active business operations during 2003. During 2004 and 2005, we did not engage in active business operations and had no revenues. During 2006, we did not engage in active business operations, until November of that year. In November 2006, we started a new business, but did not generate any revenues therefrom in 2006.

Recent Developments
From 2004 through November 2006, our management searched for a going business to acquire, without success. Due to this lack of success, our board of directors determined that it would be in the best interests of our company and our shareholders for our company to start a new business. After assessing the business opportunities available to our company vis-a-vis our lack of available capital, in November 2006, our board of directors determined that we would become a publisher of web pages. In connection with this determination, we entered into three separate asset purchase agreements, whereby we acquired certain web site domains and Internet web pages associated therewith. During 2006, we did not derive any revenues from this business.

As we pursued our web page publishing business, in January 2007, our former management acted upon an opportunity for our company to acquire ALL Energy Company and determined that the best interests of our shareholders would be served by acquiring ALL Energy and pursuing the ethanol-related business plan of ALL Energy as a combined enterprise.

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a Delaware corporation. Our management and that of ALL Energy is the same. ALL Energy is a development-stage ethanol company. The consummation of the reorganization agreement can occur at any time (1) after our company files all delinquent periodic reports and (2) ALL Energy delivers necessary audited financial statements from inception, August 18, 2006, through December 31, 2006.

Our web page publishing business continues and has been assigned to a subsidiary, Venus Associates, Inc., a Nevada corporation, which intends to change its corporate name to “Vortal 9, Inc.” At an appropriate time in the near future, all of the stock of Venus Associates is to be distributed, as a dividend, to our shareholders of record on January 19, 2007, pursuant to an effective registration statement filed with the SEC. Thereafter, the web page publishing business of Venus Associates will no longer be a part of our company. The costs associated with the dividend distribution of the Venus Associates stock will be borne by Venus Associates and we will not provide any operating funds to Venus Associates at any time.

Overview
ALL Energy Company was incorporated in August 2006, as a Delaware corporation, with the intention of operating as an ethanol producer, focusing primarily on the production and sale of ethanol and its co-products. In the current climate of historically-high oil prices, we believe this focus will enable us to build a successful ethanol production and distribution business.

Ethanol is a type of alcohol. In the U.S., ethanol is produced principally from corn. Ethanol is primarily used as a blend component in the U.S. gasoline fuel market, which approximated 140 billion gallons in 2005, according to the Energy Information Administration (EIA). The ethanol industry has grown significantly over the last few years, expanding production capacity at a compounded annual growth rate of approximately 20% from 2000 to 2005. We believe the ethanol market will continue to grow as a result of its favorable production economics relative to gasoline, ethanol’s clean burning characteristics, a shortage of domestic petroleum refining capacity, geopolitical concerns, as evidenced by the focus on renewable energy sources contained in President George W. Bush’s 2007 State of the Union Address, and federally mandated renewable fuel usage. We also believe that E85, a fuel blend composed primarily of ethanol, will become increasingly important over time as an alternative to unleaded gasoline.

Since August 2006, ALL Energy has undertaken organizational activities and, through a private offering of its common stock in September 2006, obtained $2,000,000. These funds have allowed ALL Energy to achieve important business objectives related to the construction of its first proposed ethanol production facility and to the proposed acquisition of an operating ethanol production facility.

Current Status of Ethanol-Related Activities
Proposed Manchester, Iowa, Ethanol Plant.
Purchase of Land. In March 2007, ALL Energy, through its subsidiary, ALL Energy Manchester, LLC, acquired approximately 150 acres of real property located near Manchester, Iowa. It is our intention to construct a 100 million gallon (per year) ethanol production facility on this land. We refer to this proposed ethanol production facility as “the Manchester facility”. However, we do not currently possess sufficient capital with which to construct the Manchester facility, nor have we obtained a commitment from any third party for the needed capital. We cannot assure you that we will ever obtain the needed capital to construct the Manchester facility or any similar facility.

Application for Annexation. We have petitioned the City of Manchester, Iowa, to annex the 150 acres on which we propose to build the Manchester facility, a 100 million gallon per year ethanol production facility. Should the requested annexation be approved, it is expected that we would be able to secure important tax credits from local and Iowa state agencies. According to Manchester officials, a final determination regarding ALL Energy’s annexation request is expected to be made during March 2007. We expect the annexation request to be approved.

Ground Water Quality Permit Application. We have engaged Natural Resources Group (NRG) to consult on water-related environmental matters relating to the Manchester facility. With NRG, we have made significant progress towards compliance with applicable water-related regulations, having filed our initial water-quality-related permit application.

Air Quality Permit Application. We have engaged Yaggy-Colby to consult on air-related environmental matters relating to the Manchester facility. With Yaggy-Colby, we have made significant progress towards compliance with applicable air-related regulations, having filed our initial air-quality-related permit application.

Project Feasibility Study. We commissioned BBI to perform a project feasibility study relating to the Manchester facility, which included an analysis of the availability of corn and energy, as well as the surrounding transportation infrastructure. BBI’s report indicates that there are ample corn supplies in close proximity to the Manchester facility to satisfy our feedstock needs, that there are adequate supplies of energy available at reasonable cost with which to operate the Manchester facility and that the surrounding transportation infrastructure is capable of handling the anticipated truck and rail traffic associated with the Manchester facility. We obtained this corn feasibility study, inasmuch as funding sources familiar to our management require such a study as a condition to financing.

Delta-T Corporation. We have engaged Delta-T Corporation to provide project engineering services with respect to the Manchester facility. With Delta-T, we have made significant progress towards completing the necessary preliminary engineering work relating to the Manchester facility. Once we complete this preliminary engineering work, we will be in a position to put the construction of the Manchester facility up for bid.

Proposed Purchase of ACE Ethanol, LLC. In March 2007, ALL Energy and ACE Ethanol, LLC, the operator of an ethanol production facility in Stanley, Wisconsin, with a design capacity of 30 million gallons per year (currently producing approximately 43 million gallons annually), signed a letter of intent with respect to the proposed purchase by ALL Energy of between 70% and 100% of the outstanding membership interests in ACE Ethanol, LLC. The anticipated $70 million to $100 million acquisition is subject to the approval of the ACE Ethanol members and negotiation of the definitive acquisition agreement. Management expects that this process will take approximately 45 days to complete.

It is currently anticipated that the capital required to complete the purchase of ACE Ethanol will be obtained in the form of debt financing or a combination of debt financing and equity. However, we have not obtained a financing commitment and there is no assurance that we will ever obtain the financing needed to complete the proposed acquisition of ACE Ethanol.

Current Financial Status
Currently, ICrystal, Inc. does not possess any capital. However, ALL Energy Company has approximately $600,000 in cash and expects to obtain an additional $500,000, in the near future, when it obtains a loan secured by its land near Manchester, Iowa. While ALL Energy’s capital reserves are adequate to pay ongoing expenses for at least the next 12 months, we do not possess the capital necessary to construct the Manchester facility or to complete the proposed acquisition of ACE Ethanol.

Our management estimates that we will require approximately $200 million to complete construction of the Manchester facility, as proposed. Further, it is estimated that we will require between $70 million and $100 million to complete the acquisition of ACE Ethanol. We have not received a commitment from any source for any of the needed capital. We cannot assure you that we will ever obtain the capital needed for either of these opportunities.

Our Competitive Advantages and Disadvantages
Competitive Advantages. Our management believes we will have certain competitive advantages over our competition, including the following:
-	Plant Design Efficiencies. The ethanol production facilities to be designed for us by Delta-T Corporation will embody the latest technologies to promote cost savings.
-
Latest Technology Available. Delta-T Corporation has a track record of designing new plants that are more energy efficient and operationally superior in delivering consistent production of high quality products. The ethanol production facility owned by ACE Ethanol was designed and engineered by Delta-T.

-
Operating Cost Efficiency: Our management is committed to implementing cost-efficient methodologies for all aspects of our business. By maintaining low operating costs through the use of available technology, our management believes that we will realize significant cost savings compared to our competitors.

Competitive Disadvantages. While our management believes we possess competitive advantages, there are certain competitive disadvantages that we must overcome, including the following:
-
Small Capital Base: We do not possess sufficient capital to construct the proposed Manchester facility or to purchase ACE Ethanol, LLC. Without significant additional capital, it is likely that we would be unable to construct the Manchester facility or purchase ACE Ethanol.

-
Limited In-House Management Resources: Although our management team, in all, is highly experienced and qualified, our president does not possess experience in the ethanol industry. In addition, we will be required to attract persons with expertise sufficient for us to be successful in our proposed operations. Currently, we do not possess adequate capital to attract such persons, and we may never possess adequate capital resources to attract such persons. Our inability to do so would likely cause our business prospects to suffer.

Business Objective
It is our goal to become a significant producer of ethanol and its co-products in the United States, that is, to become a producer of at least 500 million gallons of ethanol annually.
Proposed Business and Implementation Strategy
In General. To achieve our goal of becoming a significant producer of ethanol in the U.S., that is, a producer of 500 million gallons per year of ethanol, we have developed a strategy that we intend to pursue. Our strategy, which is dependent on our ability to obtain significant additional capital, has the following important elements:

-
Low-cost production capacity. It is our intention to capitalize on the growing demand in the U.S. for ethanol by establishing increasing production capacity as quickly as possible over the next several years. In pursuing our expansion strategy, we will seek to build and/or acquire large-scale facilities with design elements that incorporate technology improvements and continue to build and/or acquire facilities in locations with access to multiple rail services. We believe that using similar facility designs will permit us to lower our costs relating to spare parts and to take advantage of our operations experience to be gained at other future facilities.

-
Focus on Cost Efficiency. Our corporate challenge will always be to seek greater economies of scale in our operations and to maximize energy efficiency and increase yield. Included in this challenge will be to purchase corn during peak supply periods to reduce our corn costs and to reduce our per-unit energy and transportation costs where possible.

-
Implement Risk Mitigation Strategies. Once we near completion of the Manchester production facility, our management will begin its efforts to mitigate our exposure to commodity price fluctuations by purchasing a portion of our corn requirements on a fixed price basis and purchasing corn and natural gas futures contracts. In addition, it is expect that, to mitigate our ethanol price risk, we will sell a portion of our future production under fixed price and indexed contracts. Should we be successful in managing our exposure to commodity price fluctuations, we expect that our operating results will be less volatile. There is no assurance that we will be successful in these efforts.

-
Seek Beneficial Alternative Technologies. Our management intends to investigate the feasibility of implementing, at some time in the future, new technologies that would serve to augment or replace natural gas usage. It is expected that these technologies would allow us to reduce our energy costs. Capital costs and engineering issues must be adequately addressed prior to any implementation of any such technology.

-
Seek to Expand Market Demand for Ethanol. As our rate of growth and our access to capital permit, our management intends to take actions it believes will create additional demand for ethanol, including, investing in new technologies that use ethanol and employing institutional advertising that focuses on, and promotes the use of, ethanol.

-
Pursue Potential Acquisition Opportunities. Assuming that we have capital available, we believe that, as the ethanol industry matures, opportunities for expansion of our business through acquisitions will be available. Such an acquisition could involve additional ethanol production, storage or distribution facilities and related infrastructure, as well as potential facility sites under development. Our current efforts in acquiring ACE Ethanol is an example of this plan.

In Particular. The ethanol produced by our first, the Manchester facility, and likely any future, ethanol production facility, will use corn feedstock. The distiller’s grains byproducts, which are the remnants of the corn after the ethanol-producing starch is removed, will be sold to dairies, cattle lots and hog operations as a valuable protein feed supplement.

We have entered into an engineering agreement with Delta-T Corporation to provide the ethanol process technology for five future ethanol production facilities proposed to be built by our company, including the Manchester facility. In addition, Delta-T is to provide training in plant start-up and operation. These plants’ designs will include the latest Delta-T technology that fractionates the corn into more value-added products that allow the value of the Dried Distillers Grain with Solubles (DDGS) to increase significantly over the current value. Also, Delta-T intends to integrate new technologies that allow for improved natural gas consumption into our plant designs. If beneficial, Delta-T intends to implement biomass boilers and/or anaerobic digestion to promote increased operating efficiency at a particular plant. Also, it is expected that each plant’s design will accommodate new ethanol feed stocks, as the economics change among the various feedstock commodities.

Currently Proposed Ethanol Production Facilities
First Proposed Facility Construction - the Manchester facility. We have purchased approximately 150 acres of real property located near Manchester, Iowa, on which to build the Manchester facility. This property has the following characteristics:

Property Location:	Adjacent to Manchester, Iowa, midway between Waterloo and Dubuque, Iowa.
Property Size:	Approximately 150 acres.
Purchase Price:	$945,000.
Ingress/Egress:	Easy access to Iowa State Highway 20.
Market Availability:	Highway access for trucking ethanol and DDGS; situated in Northeast Iowa with close proximity to feed markets for Wet Distillers Grain with Soluables (WDGS).
Power Supply:	Electricity supply is ample for the proposed production facility and there are two nearby natural gas pipelines.
Water Supply:	Well water is available, with back-up water supply available from the City of Manchester.
Sewer:	Available, if needed, from the City of Manchester.
Corn Availability:	Our commissioned corn feasibility study indicates that there are ample corn supplies in close proximity to the Manchester facility, as proposed.
Annexation:
We have applied to have this property annexed by the City of Manchester. The Manchester city counsel is expected to vote in favor of our annexation request during March 2007. Immediately following this local approval, a state notification procedure must be completed before the annexation becomes official. The entire annexation process is expected to be completed by the end of March 2007. This annexation request was made, at this time, in order to secure approximately $16,000,000 of proposed Iowa state and local tax credits.

Local Government:
The City of Manchester has indicated its informal approval of proposed entrances and exits for the Manchester site. The Manchester city council has met on several occasions since the middle of 2006 regarding the Manchester facility, as proposed, and indicated that it is amenable to the needs of that proposed facility. Our initial water-quality-related permit application has been filed; our initial air-quality-related permit application has been filed.

We require approximately $200,000,000 in financing, either debt, equity or a combination thereof, to construct the Manchester facility. We cannot assure you that we will be able to construct the Manchester facility, as proposed, as we have not obtained any commitment for any such funding. However, should we obtain needed financing, the Manchester facility is expected to have the following characteristics:

Annual Ethanol Production Capacity:	Design capacity of 100 million gallons per year, with an anticipated annual ethanol production rate of 124 million gallons.
Ownership:	100%.
Production Process:	Dry-Milling.
Primary Energy Source:	Natural Gas.
Estimated DDGS Production (Dry) per Year:	381,000 tons.
Estimated Corn Processed per Year:	42.4 million bushels.
The Manchester facility is to be the first ethanol production facility that is part of our five-plant project development agreement with Delta-T Corporation. Under the development agreement, Delta-T is to provide design engineering services. It is intended that Pacesetter Management Group, LLC, a company affiliated with Delta-T, will manage five of our ethanol production facilities, including the Manchester facility. However, we have not yet executed a formal agreement with Pacesetter in this regard. Our management has begun the process of selecting the construction firm that will be hired by us to build the Manchester facility. As of the date hereof, we have not entered into any contract with any such construction firm. However, with the respect to the Manchester facility, we have entered into working relationships with two construction firms, one based in Minnesota, the other in Wisconsin, as we continue the process of completing the design of the Manchester facility.

First Proposed Facility Purchase - ACE Ethanol, LLC. In March 2007, ALL Energy and ACE Ethanol, LLC, the operator of a an ethanol production facility in Stanley, Wisconsin, with a design capacity of 30 million gallons per year (currently producing approximately 43 million gallons annually), signed a letter of intent with respect to the proposed purchase by ALL Energy of between 70% and 100% of the outstanding membership interests in ACE Ethanol, LLC. The anticipated $70 million to $100 million acquisition is subject to the approval of the ACE Ethanol members and negotiation of the definitive acquisition agreement. Management expects that this process will take approximately 45 days to complete.

It is currently anticipated that the capital required to complete the purchase of ACE Ethanol will be obtained in the form of debt financing or a combination of debt financing and equity. However, we have not obtained a financing commitment and there is no assurance that we will ever obtain the financing needed to complete the proposed acquisition of ACE Ethanol.

Future Ethanol Production Facilities. The first phase of our business plan would have us building and/or acquiring ethanol production of 500 million gallons per year. We do not currently possess the capital with which to accomplish this objective and there is no assurance that we will be successful in achieving this objective.

Industry Background and Market Opportunity
The ethanol industry has grown significantly over the last few years, expanding production capacity at a compounded annual growth rate of approximately 20% from 2000 to 2005. We believe the ethanol market will continue to grow as a result of its favorable production economics relative to gasoline, ethanol’s clean burning characteristics, a shortage of domestic petroleum refining capacity, geopolitical concerns, and federally mandated renewable fuel usage. We also believe that E85, a fuel blend composed primarily of ethanol, will become increasingly important over time as an alternative to unleaded gasoline.

Ethanol is a type of alcohol. In the U.S., ethanol is produced principally from corn. Ethanol is primarily used as a blend component in the U.S. gasoline fuel market, which approximated 140 billion gallons in 2005, according to Energy Information Administration (EIA). Refiners and marketers, including some of the major integrated oil companies and a number of independent refiners and distributors, have historically blended ethanol with gasoline to increase octane and reduce tailpipe emissions. According to the Renewable Fuels Association (RFA), 4.0 billion gallons of ethanol were produced in the U.S. in 2005, accounting for approximately 3% of the U.S. gasoline fuel supply. Also according to the RFA, total U.S. ethanol production capacity increased to more than 4.3 billion gallons per year (BGY) in 2005. The substantial majority of U.S. fuel ethanol produced in 2005 was used as an additive to gasoline. According to the U.S. Department of Energy, refiners typically blend ethanol at 5.7% to 10.0% of volume in over 30% of the U.S. gasoline fuel supply. Ethanol is also used as the primary blend component for E85, a fuel blend composed of up to 85% ethanol. Although E85 currently represents an insubstantial portion of the U.S. gasoline supply, approximately 6.0 million vehicles on the road in the U.S. today are flexible fuel vehicles. Ethanol blends of up to 10% are approved for use under the warranties of all major motor vehicle manufacturers and are often recommended as a result of ethanol’s clean burning characteristics. In addition, all major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors permit the use of ethanol blends in their products. The primary uses of ethanol are:

-	Octane enhancer;
-	Clean air additive;
-	Valuable blend component; and
-	E85, a gasoline alternative.
Demand for Ethanol
Our management believes that the ethanol market will grow as a result of existing favorable economic circumstances; the replacement of methyl tertiary-butyl ether (MTBE); a shortage of domestic petroleum refining capacity; geopolitical concerns,as evidenced by the focus on renewable energy sources contained in President George W. Bush’s 2007 State of the Union Address; and federally mandated renewable fuel usage. Our management also believes that E85 will, over time, become increasingly important as an alternative to unleaded gasoline.

Supply of Ethanol
Production in the ethanol industry remains fragmented. According to the RFA, while domestic ethanol production increased from 1.3 billion gallons in 1997 to a current production capacity of approximately 5.4 billion gallons, the top five producers accounted for approximately 35% of the industry’s total estimated production capacity, as of the last quarter of 2006. The remaining production generated by more than 50 smaller producers and farmer-owned cooperatives, most with production of 50 million gallons per year (MMGY) or less. Since a typical ethanol facility can be constructed in approximately 14 to 18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. Recently, the RFA estimated ethanol facilities with capacity of an aggregate of an additional 6.1 BGY were proposed or under construction.

Currently, most U.S. ethanol is produced from corn grown in Illinois, Iowa, Minnesota, Nebraska and South Dakota, where corn is abundant. In addition to corn, the production process employs natural gas or, in some cases, coal to power the production facilities. Proximity to sufficient low-cost corn (or other feedstock) and natural gas supply are important competitive factors for ethanol producers.

Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities constitute the substantial majority of new ethanol production facilities being constructed in the past five years because of the increased efficiencies and lower capital costs of dry-milling technology. Dry-mill ethanol facilities typically produce between five and 50 MMGY, with newer dry-mill facilities producing over 100 MMGY. The largest ethanol production facilities are wet-mill facilities that have capacities of 200 to 300 MMGY. According to the RFA, approximately 79% of the ethanol production capacity is generated from dry-mill facilities, with approximately 21% from wet-mill facilities. It is our intention to construct and operate, or purchase, dry-mill facilities.

The east coast and west coast markets in the U.S. consume in excess of 50% of produced ethanol, in large measure due to stricter air quality requirements in large parts of those markets. The primary means of transporting ethanol from the Midwest to the coastal markets is by rail transportation. The movement of ethanol via pipeline is limited as a result of the tendency of ethanol to absorb water and other impurities found in the pipelines, logistical limitations of existing pipelines and limited volumes of ethanol that need to be transported. Barges and trucks are also used in the transportation of ethanol.

Ethanol Production Process
In the dry-mill process of converting corn into ethanol, each bushel of corn yields approximately 2.8 gallons of ethanol and approximately 18 pounds of distillers grains.
Ethanol Co-Products.
Dried Distillers Grain with Solubles (DDGS). A co-product of dry-mill ethanol production, DDGS is a high-protein and high-energy animal feed that is sold primarily as an ingredient in beef and dairy cattle feed. DDGS consists of the concentrated nutrients remaining after the starch in corn is converted to ethanol.

Wet Distillers Grains with Solubles (WDGS). WDGS is similar to DDGS, except that the final drying stage applied to DDGS is bypassed and the product is sold as a wet feed. WDGS is an excellent livestock feed with better nutritional characteristics than DDGS. However, higher costs of storage and transportation are associated with WDGS.

Corn Oil. Corn oil can be produced as a co-product of ethanol production by installing equipment to separate the oil from the distillers grains during the production process. Corn oil can be sold as an animal feed and commands higher prices than DDGS. It can also be used to produce biodiesel, a clean burning alternative fuel that can be used in diesel engines with petroleum diesel to lower emissions and improve lubricity.

Raw Material Supply and Pricing; Risk Management
Our management will seek to mitigate our exposure to commodity price fluctuations by purchasing a portion of our corn requirements on a fixed price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, our management intends to sell a portion of our future production under fixed price and indexed contracts. It can be expected that our indexed contracts will be referenced to a futures contract, such as unleaded gasoline on the NYMEX, and that we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. Our management believes this strategy will reduce somewhat the volatility of our operating results. However, no assurances can be made in this regard.

Marketing
During the early years of our operations, we intend to have agreements with one or more companies for the marketing, including billing, receipt of payment and other administrative services, for all of the ethanol that we produce. In addition, we will have marketing agreements for the DDGS and carbon dioxide generated by a facility.

Should we ever determine to market and sell our own ethanol, we will be required to establish our own marketing, distribution, transportation and storage infrastructure. Involved in this undertaking would be obtaining sufficient numbers of railcars and storage depots near our customers and at other strategic locations to ensure efficient delivery of our finished ethanol product. Also, we would be required to hire or retain an outside marketing and sales force and logistical and other operational personnel to staff adequately our distribution activities.

With respect to our distillers grains, we expect that they will be sold locally for use as animal feed, during the first years of our operations.
Competition
The market in which we will be selling our ethanol is highly competitive. According to the RFA, world ethanol production rose to 12 billion gallons in 2005. Non-U.S. ethanol accounted for 65% of world production. The U.S. and Brazil are the world’s largest producers of ethanol. Currently, industry capacity in the U.S. approximated 4.5 BGY, with an additional 2.2 BGY of capacity under construction. The ethanol industry in the U.S. consists of more than 90 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based. During 2006, the top ten producers accounted for approximately 45% of the ethanol production capacity in the U.S., according to the RFA.

The largest U.S. competitors are Archer Daniels Midland Company, VeraSun Energy Corporation, Aventine Renewable Energy Holdings, Inc. and Cargill, Inc. The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. We cannot assure you that we will be able to compete successfully in this highly competitive and fragmented market.

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors:
-	price;
-	reliability of our production processes and delivery schedule; and
-	volume of ethanol produced and sold.
With respect to distillers grains (DDGS and WDGS), we will compete primarily with other ethanol producers, as well as a number of large and small suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. We cannot assure you that we will be able to compete successfully in this market.

Legislation
Energy Policy Act. The Energy Policy Act established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows to 7.5 BGY by 2012. Also, the Energy Policy Act did not provide liability protection to refiners who use MTBE as a fuel additive. Given the extent of the environmental concerns associated with MTBE, our management believes that this will serve as a catalyst to hasten the replacement of a significant portion of the remaining MTBE volumes with ethanol in the near future. Finally, the Energy Policy Act removed the oxygenate requirements that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

Federal Blenders’ Credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The incentive program is scheduled to expire in 2010, unless extended.

Federal Clean Air Act. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The Federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

State legislation banning or significantly limiting the use of MTBE. In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to replace future MTBE volumes that are removed from the fuel supply.

Federal Tariff on Imported Ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol, made from cheaper sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in 2007, unless extended.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. NAFTA also allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.
Federal Farm Legislation. The U.S. Department of Agriculture’s (USDA’s), Commodity Credit Corporation Bioenergy Program pays cash to companies that increase their purchases of specified commodities, including corn, to expand production of ethanol, biodiesel or other biofuels. Payments are typically $0.20 to $0.30 per gallon of increased capacity and amounts must be refunded if decreases in production levels occur.

State Incentives. In addition to USDA incentive payments, certain states also provide incentive payments, based on gallons of ethanol produced.
Environmental Matters
Once established, our ethanol production operations will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our compliance with these requirements. Currently, we cannot predict whether we will incur material capital expenditures for environmental controls, beyond the initial construction costs.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our then-current operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we may own or operate, if the emissions of hazardous air pollutants exceed certain thresholds. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

Employees
We currently have two employees, both of whom are officers. Upon the acquisition of ALL Energy, we expect that we will hire non-management employees on as-needed basis, as well as retain the services of independent contractors and outside professionals on an as-needed basis.

Risk Factors
You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our proposed acquisition of ALL Energy Company may never be consummated.
We cannot assure you that we will consummate the proposed acquisition of ALL Energy Company. In this circumstance, it is unlikely that we will be successful in establishing a going business.
Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.
In its opinion on our financial statements for the year ended December 31, 2004, our independent auditor, Farmer, Fuqua & Huff, P.C., expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2004, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Report of Independent Registered Accounting Firm and Note 1 to the consolidated financial statements appearing elsewhere herein.

Our lack of operating history makes it difficult to predict our future operating results.
Neither our company nor ALL Energy Company has an operating history upon which you can evaluate our business, which makes a purchase of our common stock speculative in nature.
We may never earn a profit.
Because we lack an operating history, we cannot assure you that we will ever earn a profit from our proposed ethanol-related operations.
We may be unable to obtain sufficient capital to pursue our growth strategy.
Currently, we do not have sufficient financial resources to implement our ethanol-related business plan. Specifically, we do not possess, or have commitments for the approximately $200 million needed to construct the Manchester facility or the approximately $100 million needed to purchase ACE Ethanol.

There is no assurance that we will be able to generate revenues that are sufficient to sustain our operations, nor can we assure you that we will be able to obtain additional sources of financing in order to satisfy our working capital needs.

If we are unable to manage future expansion effectively, our business may be adversely impacted.
In the future, we may experience rapid growth in operations, which could place a significant strain on our operations, in general, and the production of products, our internal controls and other managerial, operating and financial resources, in particular. If we do not manage future expansion effectively, our business will be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

We currently depend on our president; the loss of this officer could disrupt our operations and adversely affect the development of our business.
Our success in establishing our ethanol-related business plan will depend on the continued service and on the performance of our president, Dean Sukowatey, and, as we grow, other executive officers and key employees. While ALL Energy has entered into an employment agreement with Mr. Sukowatey, we have not done so. The loss of services of our key personnel for any reason could seriously impair our ability to execute our business plan, which could have a materially adverse effect on our business and future results of operations. We have not purchased any key-man life insurance.

We will need to attract additional personnel with ethanol industry experience.
We believe our president will be able to satisfy our senior management needs for the initial phase of our business plan. Thereafter, due to our president’s lack of ethanol industry experience, we will be required to hire additional executive officers and other staff members with ethanol industry experience. Our inability to hire or retain experienced ethanol industry personnel would severely limit our ability to develop successfully our ethanol production operations.

On the occurrence of certain events, we will likely suffer substantial dilution in the ownership of ALL Energy Company, which could cause materially adverse changes to our operating results and financial condition.

Upon the occurrence of certain events, pursuant to a stock subscription agreement with five persons (and an affiliated entity) who had been integrally involved in the pre-incorporation activities of ALL Energy Company, each of these five persons shall have the right, but not the obligation, to purchase 142,857 (approximately 5.2%) shares of ALL Energy common stock, for a cash consideration of $143.00. The right to purchase the shares of ALL Energy common stock vests at such time as ALL Energy has entered into (1) a project development agreement with Delta-T Corporation relating to the construction of five ethanol production facilities of ALL Energy and (2) a plant management agreement with Pacesetter Management Group, LLC relating to the management of five ethanol production facilities of ALL Energy. As of the date hereof, ALL Energy has entered into an agreement with Delta-T, but has yet to do so with Pacesetter Management.

Should all of these persons purchase such shares of ALL Energy after our completing the acquisition of ALL Energy, our ownership of ALL Energy would be reduced to approximately 74%, without ALL Energy’s having received any significant value for the 26% ownership so purchased.

If they occur, it is likely that the purchases of this 26% ownership in ALL Energy would result in a significant one-time compensation-related charge against our then-current earnings. The amount of any such charge against our earnings cannot be accurately predicted.

It is likely that we will incur indebtedness to facilitate construction of the Manchester facility and to facilitate the proposed purchase of ACE Ethanol; we may be unable to repay any such indebtedness.

It is likely that we will incur significant indebtedness to finance construction of the Manchester facility or the purchase of ACE Ethanol. We cannot assure you that such indebtedness will not prevent us from earning a profit. In addition, we cannot assure you that we will be able to generate revenues that are sufficient to repay such indebtedness, nor can we assure you that we will be able to obtain additional sources of financing if and when needed. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.

We have not obtained a commitment from a lender for the financing needed to construct the Manchester facility or to purchase between 70% and 100% of ACE Ethanol.
We require approximately $200 million to construct the Manchester facility and approximately $100 million to purchase ACE Ethanol. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. However, no lender or other funding source has made any commitment to make a loan in any amount in this regard. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

New ethanol production facilities under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.
According to the Renewable Fuels Association (RFA), domestic ethanol production capacity has increased from 1.9 billion gallons per year (BGY) as of January 2001 to an estimated 5.01 BGY at the end of 2006. The RFA currently estimates that approximately 2.9 BGY of additional production capacity is proposed or under construction. The ethanol industry in the U.S. now consists of more than 110 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (that is, the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs, including debt service.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices increased significantly.

Our future results of operations, financial position and business outlook will be highly dependent on volatile and uncertain commodity prices, as well as and the availability of supplies; our operating results could fluctuate substantially.

Our future operating results will be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. As a result of the volatility of the prices for these products, our operating results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into fixed-price contracts to sell ethanol or purchase corn, natural gas or other products or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks. There is no assurance that we will be successful in managing these risks.

Our business is subject to seasonal fluctuations.
Our operating results will be influenced by seasonal fluctuations in the price of our primary operating supplies, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move conversely to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during each of the summer and winter. We cannot predict how these seasonal fluctuations will affect our future operating results.

During the early phase of our operations, it is likely that we will be dependent on one production facility, and any operational disruption could result in a reduction of our sales volumes and could cause us to incur substantial losses.

Whether our first ethanol production facility is built or purchased by us, substantially all of our revenues will be derived from the sale of ethanol and the related co-products that we are able to produce at our first production facility. Our future operating results may be subject to significant interruption if a facility were to experience a major accident or to be damaged by severe weather or other natural disasters. Also, labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters may cause interruptions of our then operations. Some of these operational hazards, if they arise, may cause personal injury or loss of life, severe damage to, or destruction of, property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to cover fully the potential of these operational hazards.

We may not be able to implement our expansion strategy as planned or at all.
We plan to develop our business by building new or purchasing existing ethanol production facilities and to pursue other ethanol-related business opportunities. Also, because our management believes that there is increasing competition for suitable production sites, it is possible that we may not find suitable future sites for construction of new facilities.

We require significant additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with debt or by issuing additional equity securities, or both. We would face financial risks associated with incurring indebtedness, such as reducing our liquidity and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We must obtain numerous regulatory approvals and permits in order to construct ethanol production facilities. These requirements may not be satisfied in a timely manner or at all, which would have a materially adverse affect on our operating results.

Our construction costs may also reach levels that would make a new facility too expensive to complete or unprofitable to operate. We are in the preliminary design stage with respect to the Manchester facility. However, we have yet to enter into any construction contracts or other arrangements that might tend to limit our exposure to higher costs in constructing the Manchester facility. Also, during periods of construction, we may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at any of our proposed future facilities.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results.

As part of our business strategy, we may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure. We may not find suitable acquisition opportunities. Acquisitions involve numerous risks, any of which could harm our business, including:

-
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

-	difficulties in supporting customers of the target company or assets;
-	diversion of financial and management resources from existing operations;
-
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized, if we had allocated the purchase price or other resources to another opportunity;

-	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target;
-	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and
-	inability to generate sufficient revenue to offset acquisition costs.
Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders’ ownership may be diluted. As a result, if we fail properly to evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of those that we anticipate. The failure to evaluate and execute successfully acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results and, in turn, the market price for our common stock.

Growth in the sale and distribution of ethanol is dependent on the changes to, and expansion of, related infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside of our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

-	rail capacity;
-	storage facilities for ethanol;
-	truck fleets capable of transporting ethanol within localized markets;
-	refining and blending facilities to handle ethanol;
-	service stations equipped to handle ethanol fuels; and
-	the fleet of flexible fuel vehicles capable of using E85 fuel.
Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

We may not be able to compete effectively in our industry.
In the U.S., we will compete with other corn processors, ethanol producers and refiners, including Archer Daniels Midland Company, VeraSun Energy Corporation, Aventine Renewable Energy Holdings, Inc. and Cargill, Inc. Currently, the top ten producers account for over 40% of the ethanol production capacity in the U.S., according to the RFA. Many of our expected competitors are divisions of substantially larger enterprises and possess substantially greater resources, financial and otherwise, than do we. In addition, relatively smaller, though larger than we, competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in proximity to the facility as much as larger facilities, like the Manchester facility, as proposed, do. Also, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are independently owned. In addition, institutional investors and others could invest heavily in ethanol production facilities and cause an oversupply of ethanol, resulting in lower ethanol price levels that might adversely affect our future results of operations and financial position.

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our future results of operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefitting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefitting ethanol may have a materially adverse affect on our future results of operations and financial position.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset tax revenue lost due to the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may affect the supply of domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. Any changes in the tariff or exemption from the tariff could have a materially adverse effect on our future results of operations and financial position. In addition, NAFTA allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the Renewable Fuels Standards (RFS) in the recent Energy Policy Act is uncertain. The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or U.S. EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely reduce demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.
We will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. It is expected that we will be expected make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits. We may lack the capital with which to achieve compliance, to the extreme detriment of our future operations results and financial condition.

Our competitive position, financial position and results of operations may be adversely affected by technological advances.
The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a materially adverse effect on our future results of operations and financial position.

Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.
Currently, ALL Energy Company owns approximately 57.24% of our outstanding common stock. Following the completion of the acquisition of ALL Energy Company, our officers, directors and ALL Energy Company will own approximately 49.64% of our then-outstanding common stock. These shareholders, as a group, will be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a future change of control of ICrystal, Inc. at a premium price, if these shareholders oppose it. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for details regarding our stock ownership and how beneficial ownership is calculated.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.
Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. Specifically, these provisions:

-	authorize the board to issue preferred stock without shareholder approval;
-	prohibit cumulative voting in the election of directors;
-	limit the persons who may call special meetings of shareholders; and
-	establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large shareholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination to which we are a party. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

You will suffer substantial dilution in the net tangible book value of the common stock you purchase.
You will suffer substantial and immediate dilution, due to the lower book value per share of our common stock compared to the purchase price per share of our common stock. We cannot predict your actual dilution.

The market price of our common stock will continue to be extremely volatile, and it may drop unexpectedly.
The stock market in general, and the market for energy-related stocks in particular, has recently experienced dramatic fluctuations that have often been unrelated to the operating performance of companies. If market-based or industry-based volatility continues, the trading price of our common stock could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common stock could fluctuate significantly as a result of several factors, including:

-	changes in public policy regarding alternative fuels, in general, and ethanol, in particular;
-	actual or anticipated variations in our results of operations;
-	announcements of innovations or significant price reductions by us or our competitors;
-	announcements by us or our competitors of significant contracts or acquisitions;
-	our failure to meet the performance estimates of investment research analysts;
-	changes in financial estimates by investment research analysts; and
-	general economic and market conditions.
Our common stock is a “penny stock”.
Our common stock trades on the Pink Sheets and is considered a “penny stock”, as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In this regard, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our common stock.

Item 2.	Description of Property
Due to our historical lack of operating capital, we have not rented office space. Rather, we have utilized the facilities of our then-affiliates, at no charge. Currently, we utilize the facilities of ALL Energy Company, at no charge.

ALL Energy Company, through its subsidiary ALL Energy Manchester, LLC, an Iowa limited liability company, owns approximately 150 acres of real property on which we intend to construct the Manchester facility. In addition, ALL Energy owns office equipment necessary to conduct its current business.

ALL Energy leases a small office in Johnston, Iowa, at a monthly rental of $760.

Item 3.	Legal Proceedings
We are not currently involved in any legal proceedings; ALL Energy Company is not currently involved in any legal proceedings.

Item 4.	Submission of Matters to Vote of Security Holders
No matter was submitted to our shareholders during the last three months of 2004.
In June 2004, holders of approximately 51.91% of our common stock, acting by written consent in lieu of a meeting, approved the following proposals: a proposal that the then-current board of directors be removed from office; a proposal that new directors be elected; a proposal that our corporate be changed to “SAC Technology Corp. (this name change was never effected); a proposal that the outstanding common stock be reverse split on a 1-for-17 basis; a proposal that our authorized capitalization be changed; a proposal that our certificate of incorporation be amended and restated.

In March 2007, holders of approximately 69.42% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from ICrystal, Inc. to “ALL Fuels & Energy Company”. This name change will not be effected until such time as we have filed all delinquent periodic reports and disseminated an appropriate information statement.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information
Our common stock trades on the Pink Sheets, under the symbol “ICRI”. Inasmuch as our common stock has a history of sporadic trading and low trading volumes, the table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the Pink Sheets.

Quarter Ended	High Price *	Low Price *
March 31, 2002	$2.38	$.68
June 30, 2002	$1.36	$.68
September 30, 2002	$1.70	$.68
December 31, 2002	$1.36	$.17
March 31, 2003	$.51	$.17
June 30, 2003	$.85	$.34
September 30, 2003	$.51	$.34
December 31, 2003	$1.87	$.51
March 31, 2004	$1.36	$.68
June 30, 2004	$1.02	$.51
September 30, 2004	$.68	$.26
December 31, 2004	$.57	$.15
March 31, 2005	$.25	$.15
June 30, 2005	$.25	$.05
September 30, 2005	$.15	$.05
December 31, 2005	$.12	$.05
March 31, 2006	$.10	$.10
June 30, 2006	$.12	$.08
September 30, 2006	$.30	$.08
December 31, 2006	$.51	$.16
*	The foregoing prices have been adjusted to reflect a one-for-seventeen reverse split of our common stock occurring in September 2004.
You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.
Holders
On March 16, 2007, the number of record holders of our common stock, excluding nominees and brokers, was 229 holding 8,210,754 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.
Shareholders of record as of January 19, 2007, are entitled to receive a pro rata dividend distribution of 100% of the stock of Venus Associates, Inc., a Nevada corporation, the subsidiary into which all of our web publishing business was assigned. This dividend distribution will not occur until such time as Venus Associates, Inc. has an effective registration statement relating thereto filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Individual Compensation Arrangements	-0-	-0-	-0-
Recent Issuances of Unregistered Securities
During 2004, we did not issue any unregistered securities.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Year Ended December 31, 2004
During the year ended December 31, 2004, we did not engage in active business operations and had no revenues.
Background
From 1999 through 2002, the business operations of ICrystal, Inc. involved the development of Internet-based software for computer-based card and table games for gaming and casino applications. This business proved to be unsuccessful and, in 2003, management sold our software business. During 2003, we recognized nominal income from our discontinued operations. However, we did not engage in active business operations during 2003. During 2004 and 2005, we did not engage in active business operations and had no revenues. During 2006, we did not engage in active business operations, until November of that year. In November 2006, we started a new business, but did not generate any revenues therefrom in 2006.

From 2004 through November 2006, our management searched for a going business to acquire, without success. Due to this lack of success, our board of directors determined that it would be in the best interests of our company and our shareholders for our company to start a new business. After assessing the business opportunities available to our company vis-a-vis our lack of available capital, in November 2006, our board of directors determined that we would become a publisher of web pages. In connection with this determination, we entered into three separate asset purchase agreements, whereby we acquired certain web site domains and Internet web pages associated therewith from three individual, two of whom were officers of our company and one of whom is the adult son of one of our officers. During 2006, we did not derive any revenues from this business.

As we pursued our web page publishing business, in January 2007, our former management acted upon an opportunity for our company to acquire ALL Energy Company and determined that the best interests of our shareholders would be served by acquiring ALL Energy and pursuing the ethanol-related business plan of ALL Energy as a combined enterprise.

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a Delaware corporation. Our management and that of ALL Energy is the same. ALL Energy is a development-stage ethanol company. The consummation of the reorganization agreement can occur at any time (1) after our company files all delinquent periodic reports and (2) ALL Energy delivers necessary audited financial statements from inception, August 18, 2006, through December 31, 2006.

Our web page publishing business continues and has been assigned to a subsidiary, Venus Associates, Inc., a Nevada corporation, which intends to change its corporate name to “Vortal 9, Inc.” At an appropriate time in the near future, all of the stock of Venus Associates is to be distributed, as a dividend, to our shareholders of record on January 19, 2007, pursuant to an effective registration statement filed with the SEC. Thereafter, the web page publishing business of Venus Associates will no longer be a part of our company. The costs associated with the dividend distribution of the Venus Associates stock will be borne by Venus Associates and we will not provide any operating funds to Venus Associates at any time.

Critical Accounting Policies
While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Revenue Recognition. We charged our customers service fees for Internet access and recognized the revenue in the month the services are provided.
Litigation and Tax Assessments. Should we become involved in lawsuits, we intend to assess the likelihood of any adverse judgments or outcomes of any of these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies will be made after careful analysis of each matter. The required accrual may change from time to time, due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.

Additionally, in the future, we may become engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We anticipate that we will record reserves for any estimated probable losses for any such proceeding.

Stock-Based Compensation. We account for stock-based compensation based on the provisions of Statement of Financial Accounting Standards No. 123. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (FAS-123R). This statement replaces FAS-123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We record stock-based compensation in accordance with FAS-123R.

Plan of Operations
Ethanol. Unless and until we obtain significant capital, $200 million for the construction of the Manchester facility or between $70 million and $100 million for the purchase of ACE Ethanol, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities.

Should we obtain the capital necessary only to construct the Manchester facility, our activities will be focused on completing that construction project on time and under budget, as we will not derive revenues from the Manchester facilities until construction is completed, a period of between 14 and 18 months from the date construction begins.

Should we obtain the capital necessary to acquire ACE Ethanol, we would, immediately upon completion of such acquisition transaction, become an ethanol producer.
Web Page Publishing. Our web page publishing business continues and has been assigned to a subsidiary, Venus Associates, Inc., a Nevada corporation, which intends to change its corporate name to “Vortal 9, Inc.” At an appropriate time in the near future, all of the stock of Venus Associates is to be distributed, as a dividend, to our shareholders of record on January 19, 2007, pursuant to an effective registration statement filed with the SEC. Thereafter, the web page publishing business of Venus Associates will no longer be a part of our company. The costs associated with the dividend distribution of the Venus Associates stock will be borne by Venus Associates and we will not provide any operating funds to Venus Associates at any time, as this business is no longer a part of our business plan.

Management’s Plans Relating to Future Liquidity
Ethanol. We require approximately $200 million to construct the Manchester facility and between $70 million and $100 million to purchase ACE Ethanol. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. However, no lender or other funding source has made any commitment to make a loan in any amount in this regard. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Web Page Publishing. We have determined not to commit any resources to the web page publishing business of our subsidiary, Venus Associates, Inc.
Capital Expenditures
During 2004, we made no capital expenditures. Since December 31, 2004, we have made no cash expenditures on capital items.
In March 2007, ALL Energy purchase approximately 150 acres of real property located adjacent to Manchester, Iowa, for $945,000 in cash. ALL Energy intends to construct the Manchester facility on this site.

Should we obtain the capital required to build the Manchester facility or to purchase ACE Ethanol, our capital expenditures during the remainder of 2007 will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 7.	Financial Statements
The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
On February 14, 2007, we dismissed Mark Bailey & Associates, Ltd. as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On February 14, 2007, we engaged Farmer, Fuqua & Huff, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2004, and succeeding years. The decision to change auditors was unanimously approved by our board of directors.

Item 8A.	Controls and Procedures
In connection with the audit of our financial statements for the year ended December 31, 2004, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2004. Our evaluation identified material weaknesses related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. We were not required to have an audit of our internal control over financial reporting by the registered public accounting firm that performed the audit of the financial statements included in this Annual Report on Form 10-KSB and, accordingly, one was not performed. For 2004, these material weaknesses were due to the limited resources currently available to us. In conjunction with the completion of the acquisition of ALL Energy Company, our current management intends to implement new internal controls and procedures in an effort to eliminate these historical deficiencies. Other than as described in the foregoing sentences, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Item 8B.	Other Information
In October 2004, we entered into an agreement and plan of reorganization, whereby we were to acquire Fat Katz Music, LLC, a now-defunct Baton Rouge, Louisiana-based guitar and music retailer. Pursuant to the reorganization agreement, we were to acquire Fat Katz Music by issuing shares of our common stock to the owners of Fat Katz Music. After the signing of this agreement, Fat Katz Music ceased operations and the reorganization agreement was abandoned.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of ICrystal, Inc.
Name	Age	Position(s)
Dean E. Sukowatey	54	President, Secretary and Director
Brian K. Gibson	40	Treasurer and Director
Steven J. Leavitt	54	Director
Our current officers and directors serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors. There exist no family relationships between our officers and directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

Dean Sukowatey has been an officer and director of ALL Energy Company since its inception in August 2006. He has 19 years’ experience on Wall Street as a broker, trader, fund manager and consultant at several firms, including Merrill Lynch, Paine Webber, Lehman Brothers and A.G. Edwards. For more than the five years prior to becoming our president in August 2006, he managed two private funds and provided consulting and investment banking services. Mr. Sukowatey graduated from the University of Wisconsin with a B.S. degree in Microbiology.

Brian K. Gibson has been an officer and director of ALL Energy Company since January 2007. He has, since 2000, served as CFO/Partner for StrataVizion, Inc. Mr. Gibson currently sits on the board of directors for the Madison County (Iowa) Health Trust Foundation and for Tri-Star Quarries, LLC. Prior to founding StrataVizion, he was CFO/Owner of a commercial/industrial general construction contractor. Mr. Gibson earned a B.A. degree in Finance from the University of Iowa, Iowa City, Iowa.

Steven J. Leavitt has been a director of ALL Energy Company since its inception in January 2007. He has, for more than the last five years, served as a senior project manager for Frank Baxter Construction Co., where his duties have included overseeing the construction of numerous large-scale construction projects throughout the U.S. Mr. Leavitt earned a Bachelor of Science degree in Construction Engineering from Iowa State University, Ames, Iowa.

Founders
The founders of ALL Energy Company are Dean Sukowatey and Sun Bear, LLC, a Texas limited liability company owned by Scott B. Gann. Information with respect to Mr. Sukowatey’s background appears above.
Mr. Gann has been engaged in the stock brokerage business for over 14 years with several nationally-known brokerage firms. Currently, Mr. Gann is Managing Director of Investments at Sanders, Morris, Harris, Inc., in its Dallas, Texas, office. Mr. Gann is a director of Humanity Capital Holding Corp., a company that files periodic reports under the Securities Exchange Act of 1934. During his career in the financial industry, Mr. Gann has advised public and private companies and high-profile investors, provided investment banking advice and performed money management services for private investors. Mr. Gann is a graduate of Baylor University, Waco, Texas, where he earned a Bachelor of Business Administration degree from the Hankamer School of Business. Mr. Gann is a licensed stock broker, holding Series 63, Series 7 and Series 65 licenses. Mr. Gann is a defendant in a lawsuit styled Securities and Exchange Commission, Plaintiff, v. Scott B. Gann and George B. Fasciano, Defendants, United States District Court, Northern District of Texas, Dallas Division, Case No. 305CV-063L, filed January 10, 2005. In the complaint, it is alleged that Mr. Gann violated Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder with respect to certain market timing practices in trading securities of certain mutual funds. The SEC is seeking a permanent injunction restraining Mr. Gann from violating Section 10 of the Exchange Act and Rule 10b-5 thereunder, disgorgement of Mr. Gann’s profits and an “appropriate civil monetary penalty”. Mr. Gann has filed denials of all claims made in the complaint. the government’s aiding and abetting claims against Mr. Gann were dismissed after a summary judgment hearing. Discovery in the lawsuit has been substantially completed and the parties await a trial date.

Board of Directors
Our full board did not meet during 2004; however, it took action by unanimous written consent in lieu of a meeting on eight occasions in 2004, on no occasions in 2005 and on two occasions in 2006.
Audit Committee
There currently does not exist an audit committee of our board of directors. However, our current board intends to form such a committee following completion of the acquisition of ALL Energy Company.
Compensation of Directors
We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

Limitation of Liability and Indemnification
Our restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

-	any breach of the director’s duty of loyalty to us or to our shareholders;
-	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
-	unlawful payment of dividends or unlawful stock repurchases or redemptions; and
-	any transaction from which the director derived an improper personal benefit.
If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief remain available under Delaware law. Our restated certificate of incorporation does not affect a director’s responsibilities under any other laws, such as state or federal securities laws or state or federal environmental laws.

In addition, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law, including the non-exclusivity provisions of Delaware law, and under our bylaws, subject to limited exceptions. These agreements, among other things, provide for indemnification of our directors and executive officers for fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We believe that these bylaw provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We also intend to maintain liability insurance for our officers and directors.

The limitation of liability and indemnification provisions in our restated certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our shareholders. A shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no Section 16(a) forms were timely filed, as follows: (1) Woodstock Investments, LLC (10% owner): one Form 3, two Forms 4 reporting one transaction each and three Forms 5; (2) David Loflin (10% owner, former officer and director): one Form 3, four Forms 4 reporting one transaction each and three Forms 5; (3) Waddell D. Loflin (former officer and director): a Form 3, one Form 4 reporting one transaction and three Forms 5; (4) James Kaufman (former officer and director): one Form 3, one Form 4 reporting one transaction and one Form 5; Newlan & Newlan (former 10% owner): one Form 3 and one Form 5; and ALL Energy Company (10% owner): one Form 3.

Item 10.	Executive Compensation
The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our chief executive officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Securities Underlying Options	All Other Compen- sation
Larry Hrabi	2004	-0-	-0-	-0-	-0-	-0-
President	2003	-0-	-0-	-0-	-0-	-0-
2002	$60,000	-0-	-0-	-0-	-0-
David Loflin	2004	-0-	-0-	-0-	-0-	-0-
President and Acting Chief Financial Officer	2003	-0-	-0-	-0-	-0-	-0-
2002	-0-	-0-	-0-	-0-	-0-

Employment Contracts and Termination of Employment and Change-in-Control Agreements
We have not entered into any employment agreement with either of our officers. However, ALL Energy Company has entered into an employment agreement with Dean Sukowatey, who is our current president. Mr. Sukowatey’s employment agreement has a term of seven years, ending in August 2013. Mr. Sukowatey’s annual salary is $240,000. In connection with his employment agreement, Mr. Sukowatey executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Option/SAR Grants
We have never granted any stock options to any person, though we may do so in the future. We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by the following:
-	each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities;
-	each of our directors;
-	each of the named executive officers; and
-	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 8,210,754 shares of common stock outstanding as of the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o ICrystal, Inc., 6165 N.W. 86th Street, Johnston, Iowa 50131.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
Dean E. Sukowatey	-0- (1)	-0-
Brian K. Gibson	-0- (1)	-0-
Steven J. Leavitt	-0- (1)	-0-
ALL Energy Company	4,700,000	57.24%
David Loflin (2)	1,000,000	12.18%
Newlan & Newlan (3)	699,000	8.51%
All executive officers and directors as a group (3 persons)	-0- (1)	-0-
*	Less than 1%
(1)
ALL Energy Company currently owns 4,700,000, or 57.24%, of our outstanding shares of common stock. On January 29, 2007, we entered into a plan and agreement of reorganization with the shareholders of ALL Energy Company (all of whom are expected to sign such agreement), whereby we are to acquire all of the outstanding capital stock of ALL Energy Company in exchange for a total of 25,330,000 shares of our common stock. Upon the consummation of this transaction, a total of 33,540,754 shares of our common stock will be outstanding, and our officers and directors will own shares of our common stock as follows: Dean E. Sukowatey will own 6,343,689 shares of our common stock, Brian K. Gibson will own 62,987 shares of our common stock and Steven J. Leavitt will own 62,987 shares of our common stock. Collectively, our officers and directors will own 6,469,663 shares our common stock.

(2)	Mr. Loflin’s address is 8733 Siegen Lane, Suite 309, Baton Rouge, Louisiana 70810.
(3)	This law firm’s address is 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan, our legal counsel.
The following table sets forth information regarding the expected beneficial ownership of our capital stock immediately following the closing under the reorganization agreement with ALL Energy, assuming no issuances of shares of our common stock, except for the 25,330,000 shares to be issued in the reorganization agreement, by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group:

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
Dean E. Sukowatey	6,343,689	18.91%
Brian K. Gibson	62,987	*
Steven J. Leavitt	62,987	*
ALL Energy Company(2)	4,700,000	14.01%
Sun Bear, LLC(3)	5,479,872	16.34%
Heistand Farm Holdings, LLC(4)	1,889,611	5.63%
Richard B. Altorfer(5)	1,889,611	5.63%
James R. Broghammer(6)	1,799,628	5.36%
Scott D. Zabler(7)	1,799,628	5.36%
All executive officers, directors and founders, including ALL Energy Company, as a group (5) persons)	20,248,791	60.37%
*	Less than 1%
(1)	Based on 33,540,754 shares of our common stock outstanding, which number of shares assumes the completion of the acquisition of ALL Energy Company.
(2)	Following the completion of our acquisition of ALL Energy Company, ALL Energy Company will be one of our subsidiaries and will continue to own 4,700,000 shares of our common stock.
(3)
Sun Bear, LLC’s address is 2735 Villa Creek, Suite 175, Dallas, Texas 75234. Scott B. Gann is the owner of this entity and possesses voting and investment control of the shares owned by it. Sun Bear, LLC is a founder of ALL Energy Company.

(4)	Heistand Farm Holdings, LLC’s address is 514 Walker Street, Woodbine, Iowa 51579. Todd Heistand is an owner of this entity and possesses voting and investment control of the shares owned by it.
(5)	Mr. Altorfer’s address is 221 Forest Drive S.E., Cedar Rapids, Iowa 52403.
(6)	Mr. Broghammer’s address is 510 Tory Lane, Marion, Iowa 52302. Mr. Broghammer may be deemed to be a founder of ALL Energy Company.
(7)	Mr. Zabler’s address is 902 Lake Ridge Drive, Cedar Falls, IA 50613. Mr. Zabler may be deemed to be a founder of ALL Energy Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
2007
Change-in-Control Transaction. In January 2007, there occurred a change in control of ICrystal, Inc. Pursuant to a stock purchase agreement, ALL Energy Company, a Delaware corporation, purchased 4,700,000 shares, or 57.24%, of our outstanding common stock from David Loflin. ALL Energy paid $150,000 for the 4,700,000 shares of our common stock, which funds were derived from ALL Energy’s working capital.

Reorganization Agreement. On January 29, 2007, we entered into a plan and agreement of reorganization with the shareholders of ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy is to become our wholly-owned subsidiary. Pursuant to the reorganization agreement, we are to issue a total of 25,330,000 shares of our common stock to the ALL Energy shareholders. As of the date of this report, owners of 100% of the outstanding common stock of ALL Energy have executed the reorganization agreement.

ALL Energy Company currently owns 4,700,000, or 57.24%, of our outstanding shares of common stock. Following the completion of the reorganization agreement, ALL Energy Company will continue to own these shares. Upon the consummation of this transaction, a total of 33,540,754 shares of our common stock will be outstanding, and our officers and directors will own shares of our common stock as follows: Dean E. Sukowatey will own 6,343,689 shares of our common stock, Brian K. Gibson will own 62,987 shares of our common stock and Steven J. Leavitt will own 62,987 shares of our common stock. Following the completion of the reorganization agreement, collectively, our officers, directors, founders and ALL Energy Company will own a total of 20,248,791 shares, or 60.37% of our then-outstanding shares of common stock.

The closing under the reorganization agreement can occur at any time after (1) ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, and (2) we file with the SEC all delinquent periodic reports, including this Annual Report on Form 10-KSB.

In determining the number of shares of our common stock to be issued under the reorganization agreement, our board of directors did not employ any standard valuation formula or any other standard measure of value.

Retention Bonus. In January 2007, our former president, David Loflin, was issued 2,000,000 shares our common stock, as a retention bonus for his agreeing to work as much as necessary for us to have the greatest opportunity to achieve success in establishing and expanding our start-up web page publishing business. Our board of directors believed it to be in our best interests and those of our shareholders to compensate Mr. Loflin in this matter. These shares were valued, for financial reporting purposes, at $.04 per share, or $80,000, in the aggregate.

ALL Energy Company - Stock Bonuses. In connection with their becoming members of the board of directors of ALL Energy Company, each of Brian K. Gibson and Steven J. Leavitt were issued 5,000 shares of ALL Energy Company’s common stock, as a bonus. These bonus shares were valued by ALL Energy Company at $3.00 per share, or $30,000, in the aggregate.

2006
Retention Bonuses. In September 2006, our former president, David Loflin, was issued 2,250,000 shares of our common stock, as a bonus for his having served as our president without compensation for a period of in excess of two years. These shares were valued, for financial reporting purposes, at $.034 per share, or $76,500, in the aggregate. In November 2006, our former vice president, Waddell D. Loflin, was issued 100,000 shares of our common stock, as a bonus for his having served as our vice president without compensation for a period of in excess of two years. These shares were valued, for financial reporting purposes, at $.04 per share, or $4,000, in the aggregate.

Purchase of Intangible Assets - Web Page Publishing. In November 2006, we entered into, and consummated, three separate asset purchase agreements, each of which relates to our acquiring certain web site domains and Internet web pages associated therewith from their owners. We issued shares of our common stock in consideration of the web site domains and web pages associated therewith, as more particularly described below.

A.
We entered into one of the asset purchase agreements with James Kaufman, our former president. We issued 600,000 shares of our common stock to Mr. Kaufman, in consideration of 53 web site domains and Internet web pages associated therewith.

B.
We entered into one of the asset purchase agreements with Tommy Loflin. Mr. Loflin is the adult son of our then-CEO, David Loflin. We issued 200,000 shares of our common stock to Mr. Loflin, in consideration of 32 web site domains and Internet web pages associated therewith.

C.
We entered into one of the asset purchase agreements with David Loflin, our former CEO and a former director. We issued 500,000 shares of our common stock to Mr. Lolfin, in consideration of 35 web site domains and Internet web pages associated therewith.

As described elsewhere herein, these web site domains and Internet web pages associated therewith have been assigned to our subsidiary, Venus Associates, Inc., due to our determination to become a participant in the ethanol industry.

Our board of directors authorized the acquisition of these web site domains and Internet web pages associated therewith, following its determination that our company commence a new business that would have us developing and acquiring numerous web site domains and Internet web pages therefor. None of the web site domains nor any of the web pages associated therewith has ever been the part of a going business. In determining the number of shares of our common stock to be issued under the three separate asset purchase agreements, our board of directors did not employ any standard valuation formula or any other standard measure of value.

ALL Energy Company - Pre-incorporation and Subscription Agreement. The founders of ALL Energy Company, Dean Sukowatey and Sun Bear, LLC, a Texas limited liability company, entered into a pre-incorporation agreement and subscription. Under this agreement, each of these founders purchased all of their common stock of ALL Energy Company for nominal consideration. Further, this agreement requires that the shares of ALL Energy Company issued thereunder to Mr. Sukowatey and Sun Bear vote for Mr. Sukowatey as a director of ALL Energy, until such time they own together less than 50% of our outstanding common stock.

ALL Energy Company - Employment Agreement. ALL Energy Company has entered into an employment agreement with Dean Sukowatey, who is our current president. Mr. Sukowatey’s employment agreement has a term of seven years, ending in August 2013. Mr. Sukowatey’s annual salary is $240,000. In connection with his employment agreement, Mr. Sukowatey executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

ALL Energy Company - Stock Subscription Agreement. In September 2006, ALL Energy Company entered into a stock subscription agreement with certain persons (and an affiliated entity) who had been integrally involved in the pre-incorporation activities of ALL Energy Company. The following describes the important provisions of this stock subscription agreement:

-
the other parties to the stock subscription agreement were Dean Sukowatey, acting in his individual capacity, R.L. Bibb Swain, Rob Swain, James R. Broghammer, Scott D. Zabler, John F. Hopkins, Jr. and Midwest Biofuels, Inc., a company owned by Mr. Broghammer;

-
Mr. Bibb Swain, as the owner of Delta-T Corporation, agreed to negotiate, in good faith, a development agreement relating to the construction of five (5) ethanol production facilities, which agreement is to be on terms and conditions substantially the same as the terms and conditions contained in extant ethanol-related development agreements between Delta-T and unaffiliated third-parties (ALL Energy Company and Delta-T have entered into such a project development agreement);

-
Mr. Rob Swain and Mr. Bibb Swain, as the majority owners of Pacesetter Management Group, LLC, agreed to negotiate, in good faith, a management agreement relating to the management of five ethanol production facilities, which agreement is to be on terms and conditions substantially the same as the terms and conditions contained in extant ethanol-related management agreements between Pacesetter and unaffiliated third-parties (the parties have not yet entered into this management agreement);

-	Mr. Sukowatey agreed to tender for cancellation 10.5% of the shares of ALL Energy Company common stock then-owned by him (the shares of Mr. Sukowatey were cancelled);
-
Midwest Biofuels, Inc. agreed to assign its option to acquire approximately 150 acres of land located in Manchester, Iowa, on which the Manchester facility is to be constructed, in consideration of $10,000 (this option was delivered and the subject land purchased by a subsidiary of ALL Energy Company in March 2007);

-
Upon the execution of each of the agreements with Delta-T and Pacesetter, each of Messrs, Swain, Swain, Broghammer, Zabler and Hopkins shall have the right, but not the obligation, to purchase 142,857 shares of ALL Energy Company common stock, for a cash consideration of $143.00; and

-
Each of Messrs. Swain, Swain, Broghammer, Zabler and Hopkins agreed to be bound by the terms and conditions of certain provisions of the pre-incorporation agreement and subscription described above, which provisions include an obligation to vote for Mr. Sukowatey as a director of ALL Energy Company, until such time as the founders of ALL Energy Company, including Messrs. Swain, Swain, Broghammer, Zabler and Hopkins, own less than 50% of the outstanding common stock of ALL Energy Company.

Should each of Messrs. Swain, Swain, Broghammer, Zabler and Hopkins purchase 142,857 shares of ALL Energy, assuming the completion of the acquisition of ALL Energy, our ownership of ALL Energy would be reduced to approximately 74%, without ALL Energy’s having received any significant value for the 26% ownership so purchased. It is likely that the purchases, if they occur, of this 26% ownership in ALL Energy would result in a significant one-time charge against our then-current earnings. The amount of any such charge against our earnings cannot be accurately predicted. Please see “Risk Factors” under “Item 1. Description of Business”.

2004
In June 2004, there occurred a change in control of ICrystal, Inc. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC, a Louisiana limited liability company, purchased 602,588 shares (as adjusted for a subsequent 1-for-17 reverse split), or 51.91%, of our then-outstanding common stock from existing shareholders. In connection with this change in control, David Loflin and Waddell D. Loflin became our directors. Messrs. Loflin are brothers.

Director and Officer Indemnification
Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act”.

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of ICrystal, Inc.
-	Report of Independent Registered Public Accounting Firm
-	Independent Auditors’ Report
-	Balance Sheet as of December 31, 2004
-	Statements of Operations for the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004
-	Statements of Stockholders’ Equity for the Years Ended December 31, 2004 and 2003
-	Statements of Cash Flows for the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004
-	Notes to Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
2.1 ****	Plan and Agreement of Reorganization between ICrystal, Inc. and the shareholders of ALL Energy Company, a Delaware corporation.
10.1 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and James Kaufman.
10.2 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and Tommy Loflin.
10.3 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and David Loflin.
10.4 **	Consulting Agreement, dated November 27, 2006, between ICrystal, Inc. and Victor Nostas.
10.5 *	Legal Services Agreement, dated November 27, 2006, between ICrystal, Inc. and Newlan & Newlan.
10.6 *	Pre-incorporation and Subscription, dated August 16, 2006, between Dean E. Sukowatey and Scott B. Gann.
10.7 *
Stock Subscription Agreement, dated September 5, 2006, among All Energy Company, Dean Sukowatey, R.L. Bibb Swain, Rob Swain, James R. Broghammer, Scott D. Zabler, John F. Hopkins, Jr. and Midwest Biofuels, Inc.

10.8 *	Project Development Agreement, dated November 6, 2006, between ALL Energy Company and Delta-T Corporation.
10.9 *	Employment Agreement, dated August 18, 2006, between ALL Energy Company and Dean E. Sukowatey
10.10 *	Letter of Intent, dated as of March 1, 2007, between ALL Energy Company and ACE Ethanol, LLC.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 ***	Stock Purchase Agreement, dated as of January 19, 2007, between ALL Energy Company and David Loflin.
* Filed herewith.
** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on December 1, 2006.
*** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on January 23, 2007.
**** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on February 2, 2007.
(b) Reports on Form 8-K
During the three months ended December 31, 2004, we filed one Current Report on Form 8-K, date of event: October 6, 2004.
Subsequent to December 31, 2004, we have filed the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and 2003, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2004	Year Ended December 31, 2003
Audit fees	$0	$7,500
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ICRYSTAL, INC.

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ DEAN E. SUKOWATEY		March 21, 2007
Dean E. Sukowatey	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ BRIAN K. GIBSON		March 21, 2007
Brian K. Gibson	Treasurer and Director

/s/ STEVEN J. LEAVITT		March 21, 2007
Steven J. Leavitt	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.
As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of ICrystal, Inc. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

INDEX TO FINANCIAL STATEMENTS OF ICRYSTAL, INC.
Page
Report of Independent Registered Public Accounting Firm	F-2
Independent Auditors’ Report	F-3
Balance Sheet as of December 31, 2004	F-4
Statements of Operations for the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004	F-5
Statements of Stockholders’ Equity for the Years Ended December 31, 2004 and 2003	F-6
Statements of Cash Flows for the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004	F-7
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
ICrystal, Inc.

We have audited the accompanying balance sheet of ICrystal, Inc., (a development stage company) as of December 31, 2004, and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2004 and from the date of commencement of the development stage (June 7, 2004) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICrystal, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and changes in cash flows for the year ended December 31, 2004 and the period from the date of commencement of the development stage (June 7, 2004) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operating assets or revenues, and is dependent upon the financial support of its shareholders. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from this uncertainty.

/s/ Farmer, Fuqua & Huff, P.C.
FARMER, FUQUA & HUFF, P.C.
Plano, Texas
March 16, 2007

INDEPENDENT AUDITORS' REPORT
April 13, 2004

Board of Directors and Stockholders
ICrystal, Inc., and Subsidiary

We have audited the balance sheet of ICrystal, Inc., (a Delaware corporation) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICrystal, Inc., as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MARK BAILEY & COMPANY, LTD.
Mark Bailey & Company, Ltd.
Reno, Nevada

ICRYSTAL, INC.
(a development stage company)

BALANCE SHEET
December 31, 2004

ASSETS

Total Assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$4,000
Stockholders’ deficit:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $.01 par value; 80,000,000 shares authorized, 2,010,754 shares issued and outstanding	20,108
Additional paid-in capital	6,734,186
Receivable from shareholder	(50,000)
Accumulated deficit	(6,423,944)
Deficit accumulated during the development stage	(284,350)
Total Stockholders' Deficit	(4,000)
Total Liabilities and Stockholders’ Deficit	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004
Year Ended December 31,
2004	2003	Period from Commencement of Development Stage (June 7, 2004) to 12/31/04
Revenues	$0	$0	$0
OPERATING COSTS AND EXPENSES
Depreciation expense	0	3,182	0
Consulting	178,000	60,000	178,000
Legal and accounting	106,000	15,500	106,000
General and administrative	350	5,316	350
Total Operating Expenses	284,350	83,998	284,350
NET LOSS FROM OPERATIONS	(284,350)	(83,998)	(284,350)
INTEREST EXPENSE	0	(125)	0
NET LOSS BEFORE INCOME TAXES	(284,350)	(84,123)	(284,350)
Provision for income taxes	0	0	0
LOSS FROM CONTINUING OPERATIONS	(284,350)	(84,123)	(284,350)
DISCONTINUED OPERATIONS
Gain from disposal of assets (net of income tax effect of $0)	0	782,690	0
Loss on disposal of discontinued operations (net of income tax effect of $0)	0	(45,649)	0
NET INCOME (LOSS)	$(284,350)	$652,918	$(284,350)
PER SHARE DATA
Loss from continuing operations	$(0.19)	$(0.07)
Discontinued operations	.00	$0.62
INCOME (LOSS) PER SHARE	$(0.19)	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	1,468,887	1,172,654
The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004
Common Stock
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s Deficit
Balance, December 31, 2002	1,172,654	11,727	6,391,813	0	(7,076,862)	0	(673,322)
Net Income	0	0	0	0	652,918	0	652,918
Balance, December 31, 2003, and June 7, 2004	1,172,654	11,727	6,391,813	0	(6,423,944)	0	(20,404)
Stock issued for services: August 2004 at $.51 per share	500,000	5,000	250,000	0	0	0	255,000
Stock issued for services: September 2004 at $.25 per share	100,000	1,000	24,000	0	0	0	25,000
Stock issued: October 2004 at $.21 per share	238,100	2,381	47,619	(50,000)	0	0	0
Contributions from stockholders	0	0	20,754	0	0	0	20,754
Net loss	0	0	0	0	0	(284,350)	(284,350)
Balance, December 31, 2004	2,010,754	$20,108	$6,734,186	$(50,000)	$(6,423,944)	$(284,350)	$(4,000)
The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2004
Year Ended December 31,
2004	2003	Period from Commencement of Development Stage (June 7, 2004) to 12/31/04
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(284,350)	$652,918	$(284,350)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from disposal of assets	0	(782,691)	0
Depreciation and amortization expense	0	3,181	0
Stock issued for services	280,000	0	280,000
Decrease in accounts receivable	0	83,878	0
Decrease (increase) in prepaid expenses	0	14,300	0
Increase (decrease) in related party payable	0	4,697	0
Increase in interest payable	0	163	0
Increase (decrease) in accounts payable and accrued expenses	4,000	5,499	4,000
Net cash used in operating activities	(350)	(18,055)	(350)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid	0	(13,400)	0
Purchase of fixed assets	0	(4,909)	0
Net cash used in investing activities	0	(18,309)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	0	27,000	0
Principal payments on related party advances	3,988	0	3,988
Contributions from shareholders	350	0	350
Net cash provided by financing activities	4,338	27,000	4,338

NET DECREASE IN CASH	(3,988)	(9,364)	(3,988)
Cash and cash equivalents at beginning of period	3,988	13,352	3,988
Cash, end of period	$0	$3,988	$0

SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
The Company paid no taxes during the years ended December 31, 2004 and 2003.
During 2003, the Company exchanged substantially of its assets in payment of $724,515 in debt, accrued interest, and accounts payable.
During 2004, the Company issued a total of 600,000 shares for services, which shares were valued at $280,000, in the aggregate.
During 2004, the Company issued 238,100 shares for a receivable from shareholder in the amount of $50,000.

During 2004, the Company transferred its remaining fixed assets with a book value of $12,608 in partial payment of its liabilities of $33,012. The remaining liabilities were eliminated through a shareholder contribution of $20,404.

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
ICrystal, Inc. (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc., and, in June 1999, the name was changed to ICrystal, Inc.

In May 2003, the Company exchanged substantially all of its assets, including the investment in its subsidiary, with the holders of the note payable in full satisfaction of the note and interest payable.

In June 2004, there occurred a change in control of the Company. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC purchased 602,588 shares, or 51.91%, of the then-outstanding common stock from existing shareholders. During 2004, the Company commenced the development stage and had no operations.

In August 2004, the Company filed an amended and restated certificate of incorporation, increasing the amount of shares authorized to 80,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From 2004 through November 2006, the Company searched for a going business to acquire, without success. Due to this lack of success, the Company’s board of directors determined that it would be in the best interests of the Company and its shareholders for the Company to start a new business. After assessing the business opportunities available vis-a-vis the Company’s lack of available capital, in November 2006, the board of directors determined that the Company would become a publisher of web pages.

In January 2007, there occurred another change in control of the Company. Pursuant to a stock purchase agreement, ALL Energy Company purchased 4,700,000 shares, or 57.24%, of our outstanding common stock from an existing shareholder.

After the January 2007 change in control, the Company’s new management determined to pursue a plan of business whereby the Company would become a producer of ethanol and its co-products. To that end, in January 2007, the Company entered into a plan and agreement of reorganization with ALL Energy Company. ALL Energy Company is a development-stage ethanol company. The consummation of the reorganization agreement is expected to occur soon after the Company files all delinquent periodic reports with the SEC and ALL Energy Company delivers necessary audited financial statements from inception, August 18, 2006, through December 31, 2006.

The Company’s web page publishing business continues and has been assigned to a subsidiary, Venus Associates, Inc., a Nevada corporation, which intends to change its corporate name to “Vortal 9, Inc.” Venus Associates was acquired by the Company on January 19, 2007, from a shareholder for nominal consideration. At an appropriate time in the near future, all of the stock of Venus Associates is to be distributed, as a dividend, to the Company’s shareholders of record on January 19, 2007, pursuant to an effective registration statement filed with the SEC. Thereafter, the web page publishing business of Venus Associates will no longer be a part of the Company. The costs associated with the dividend distribution of the Venus Associates stock will be borne by Venus Associates and the Company will not provide any operating funds to Venus Associates at any time.

Going Concern
These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at December 31, 2004, the Company had no operating assets or revenues and a stockholders’ deficit of $4,000.

The Company will need to obtain additional funding to continue its existence. Success in raising additional funding is dependent on the Company's ability to demonstrate that it can fulfill its future business strategies. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, or at terms acceptable to the Company.

Management believes that it will be able to secure adequate funds to remain in existence.
Accounting Estimates
In the preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Cash and Cash Equivalents
 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2004, and 2003, the Company held no cash equivalents.

Fixed Assets
Depreciation and amortization expense is provided for on a declining balance basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining lease terms.
Loss per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2004 and 2003, the Company had no dilutive common stock equivalents such as stock options. Per share calculations reflect a 17-for-1 reverse split occurring in September 2004.

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

 The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. (See Note 3)

Stock Based Compensation
2000 Incentive Plan. In June 2000, stockholders approved adoption of the 2000 Incentive Plan (the "Plan"). Under the Plan the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and nonqualified stock options purchase warrants, securities convertible into common stock, stock appreciation rights, phantom stock, or any other form of derivative, without limitation. The term of the Plan is ten years. Three million shares are reserved for awards made under the Plan. The Plan stipulates no terms or conditions for the awards to be granted.

There were no stock options issued or outstanding under the Plan during the years ended December 31, 2004 or 2003. The 2000 Incentive Plan was abandoned in 2004.
2004 Stock Ownership Plan. In August 2004, the board of directors adopted the 2004 Stock Ownership Plan (the “2004 Plan”), and authorized 1,470,589 shares. Under the 2004 Plan, the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and non-qualified stock options. The 2004 Plan stipulates no terms or conditions for the awards to be granted. The value of the stock issued to consultants is based on fair market value of the goods or services received or stock prices obtained from published data.

During 2004, a total of 600,000 shares were issued to consultants for services. The weighted-average issue date fair value for these shares was $.47. In addition, a total of 238,100 shares were sold to a consultant.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe this statement will adversely impact its Financial Statements.

Note 2	Notes Payable
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

In May 2003, the Company exchanged substantially all of its assets including its investment in its subsidiary to the holders of the notes in exchange for the full satisfaction of the note and interest payable. As of December 31, 2003, the balance of the note and accrued interest was -0-.

Note 3	Provision for Income Taxes
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
The following is a schedule of the composition of the income tax benefit:
2004	2003
Net operating loss carryforward	$2,280,820	$2,184,141
Valuation	(2,280,820)	(2,184,141)
Total provision for income taxes	$0.00	$0.00
Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2004	2003
Net income (loss) before taxes	$(284,350)	$652,918
U.S. statutory rate	34%	34%
Change in deferred tax	(96,679)	221,992
Change in deferred tax asset valuation account	96,679	(221,992)
Total tax expense	$0.00	$0.00
Effective tax rate	0.0%	0.0%
The net change in the valuation account was $96,679 and $(221,981), in the years ended December 31, 2004, and 2003, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $2,280,820 that will start to expire in 2015 in the United States of America.

As a result of not filing all income tax returns, the Company may be subject to assessment of penalties. As of March 16, 2007, no assessments have been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

Note 4	Capital Stock
The Company has a single class of $0.01 par value common stock. Eighty million shares are authorized and, as adjusted for a 1-for-17 reverse split, 2,010,754 shares are issued and outstanding at December 31, 2004.

The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. No shares of preferred stock have been issued.
Note 5	Reverse Stock Split
Effective September 10, 2004, the outstanding common stock of the Company was reverse split on a one-for-seventeen basis. The share and per share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of the earliest period presented.

Note 6	Related Party Transactions
During the year ended December 31, 2003, the Company received an advance from a company related through a common director in the amount of $27,000. The advance carried no interest and is due on demand.

Also during the year ended December 31, 2003, the Company paid $60,000 in consulting fees to its CEO.
During the year ended December 31, 2004, the related party was paid cash and delivered all of the company’s assets, in partial payment of $27,000 in advances made by the related party and other liabilities. The balance of the advances and other liabilities was contributed to the Company.

A shareholder contributed minor costs of the Company, during 2004.

Note 7	Discontinued Operations
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

Note 8	Fair Value of Financial Instruments
The fair value of accounts payable approximate their carrying amounts. The fair value of the advance from stockholder approximates its carrying amount because of the short-term nature of the financial instrument.

Note 9	Subsequent Events
From 2004 through November 2006, the Company searched for a going business to acquire, without success. Due to this lack of success, the Company’s board of directors determined that it would be in the best interests of the Company and its shareholders for the Company to start a new business. After assessing the business opportunities available vis-a-vis the Company’s lack of available capital, in November 2006, the board of directors determined that the Company would become a publisher of web pages. In connection with this determination, the Company entered into three separate asset purchase agreements, whereby the Company acquired certain web site domains and Internet web pages associated therewith, in exchange for 1,300,000 restricted shares of common stock. The fair value of these shares was determined to be $52,000.

As the Company pursued its web page publishing business, in January 2007, the Company’s management acted upon an opportunity to acquire ALL Energy Company, a Delaware corporation, and determined that the best interests of the shareholders would be served by acquiring ALL Energy Company and pursuing the ethanol-related business plan of ALL Energy Company as a combined enterprise.

In January 2007, there occurred a change in control with respect to the Company and new management was installed. The Company’s new management has determined that it will pursue a plan of business whereby the Company would become a producer of ethanol and its co-products. To that end, in January 2007, the Company entered into a plan and agreement of reorganization with ALL Energy Company, a Delaware corporation. ALL Energy Company is a development-stage ethanol company. The consummation of the reorganization agreement is expected to occur soon after the Company files all delinquent periodic reports with the SEC and ALL Energy Company delivers necessary audited financial statements from inception, August 18, 2006, through December 31, 2006.

The Company’s web page publishing business continues and has been assigned to a subsidiary, Venus Associates, Inc., a Nevada corporation, which intends to change its corporate name to “Vortal 9, Inc.” At an appropriate time in the near future, all of the stock of Venus Associates is to be distributed, as a dividend, to the Company’s shareholders of record on January 19, 2007, pursuant to an effective registration statement filed with the SEC. Thereafter, the web page publishing business of Venus Associates will no longer be a part of the Company. The costs associated with the dividend distribution of the Venus Associates stock will be borne by Venus Associates and the Company will not provide any operating funds to Venus Associates at any time.

The Company has issued a total of 4,900,000 shares of common stock in late 2006 and early 2007 in payment of consultants’ fees and retention bonuses to Company officers. The aggregate fair value of these shares was determined to be $182,500. The fair value of the shares issued as retention bonuses to Company officers was (1) $76,500 as to 2,250,000 shares, (2) $4,000 as to 100,000 shares and (3) $80,000 as to 2,000,000 shares, respectively, for an aggregate fair value of $160,500.