Form 10QSB/A
period 2005-03-31
I CRYSTAL INC
filed 2007-03-22
CIK 1103384

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-16-07
Common Stock, $.01 par value	8,210,754

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
ICrystal, Inc.
Page
Balance Sheets as of March 31, 2005 (unaudited), and December 31, 2004	3
Statements of Operations for the Three Months Ended March 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2005 (unaudited)	4
Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2005 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC.
(a development stage company)
BALANCE SHEETS
March 31, 2005, and December 31, 2004
3/31/05 (unaudited)	12/31/04
ASSETS
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable	$4,100	$4,000
Stockholders’ deficit
Common stock, $.01 par value; 80,000,000 shares authorized, 2,010,754 and 2,010,754 shares issued and outstanding	20,108	20,108
Additional paid-in capital	6,734,186	6,734,186
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(284,450)	(284,350)
Total stockholders' deficit	(4,100)	(4,000)
Total liabilities and stockholders’ deficit	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2005
Three Months Ended March 31,
2005	2004	Period from Commencement of Development Stage (June 7, 2004) to 3/31/05
Revenues	$0	$0	$0
Operating Costs and Expenses
Consulting	0	0	178,000
Legal and accounting	0	0	106,000
General and administrative	100	0	450
Total operating expenses	100	0	284,450
Net loss	(100)	0	(284,450)

Income (loss) per share	$(0.00)	$0.00

Weighted average number of shares outstanding (basic and diluted)	2,010,754	1,172,654

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2005
Three Months Ended March 31,
2005	2004	Period from Commencement of Development Stage (June 7, 2004) to 3/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100)	$0	$(284,450)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	0	0	280,000
Increase in accounts payable	100	0	4,100
Net cash used in operating activities	0	0	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	0	3,988
Contributions from shareholders	0	0	350
Net cash provided by financing activities	0	0	4,338

NET CHANGE IN CASH	0	0	(3,988)
Cash, beginning of period	0	3,988	3,988
Cash, end of period	$0	$3,988	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

Note 1	Summary of Significant Accounting Policies
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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at March 31, 2005, the Company had no operating assets or revenues and a stockholders’ deficit of $4,100.

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

FORWARD-LOOKING STATEMENTS

Our board of directors has determined that our company is to become a producer of renewable fuels, particularly ethanol. To this end, we have entered into a plan and agreement of reorganization with ALL Energy Company, a privately-held Delaware corporation based in Johnston, Iowa. The management of our company and ALL Energy is the same. As of the date of this report, owners of 100% of the outstanding common stock of ALL Energy have executed the reorganization agreement. The closing under the reorganization agreement can occur at any time after (1) ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, and (2) we file with the SEC all delinquent periodic reports, including this Quarterly Report on Form 10-QSB/A.

Due to these circumstances, the disclosure provided in this Quarterly Report on Form 10-QSB/A assumes the completion of our acquisition of ALL Energy Company and references to “us”, “we” and “our” include ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, unless otherwise indicated.

In addition, certain other forward-looking statements herein are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president, Dean Sukowatey;
-	Whether we are able to obtain adequate capital with which to construct and/or purchase one or more ethanol production facilities; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
Item 2.	Plan of Operations.
Three Month Periods Ended March 31, 2005 and 2004
During the three month periods ended March 31, 2005 and 2004, we did not engage in active business operations and had no revenues. During all of 2005 and 2004, our company sought to locate a private company with which to enter into a business combination transaction.

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

New Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe this statement will adversely impact its Financial Statements.

Plan of Operations
Ethanol. Unless and until we obtain significant capital, $200 million for the construction of our proposed ethanol production facility in Manchester, Iowa (the “Manchester facility”) or between $70 million and $100 million for our proposed purchase of ACE Ethanol, LLC, a Stanley, Wisconsin-based operator of an ethanol production facility, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities.

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
Capital Expenditures
During the three month periods ended March 31, 2005 and 2004, we made no capital expenditures.
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

Item 3.	Controls and Procedures.
Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are not effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. The deficiencies in our disclosure controls and procedures are a result of our lack of accounting personnel, due to our limited financial resources. We are seeking additional financing that would allow us to obtain the necessary resources to execute our business plan, including personnel and other resources to improve our disclosure controls and procedures.

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceedings; ALL Energy Company is not currently involved in any legal proceedings.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three month ended March 31, 2005, we did not issue any unregistered securities.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders during the three months of March 31, 2005.
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
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended March 31, 2005, we did not file a Current Report on Form 8-K.
Subsequent to March 31, 2005, we have filed the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2007	ICRYSTAL, INC.

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer