Form 10KSB
period 2005-12-31
I CRYSTAL INC
filed 2007-03-22
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ICrystal, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
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
Year Ended December 31, 2005
During the year ended December 31, 2005, we did not engage in active business operations and had no revenues.
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
In its opinion on our financial statements for the year ended December 31, 2005, our independent auditor, Farmer, Fuqua & Huff, P.C., expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2005, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Report of Independent Registered Accounting Firm and Note 1 to the consolidated financial statements appearing elsewhere herein.

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
No matter was submitted to our shareholders during the last three months of 2005.
In June 2004, holders of approximately 51.91% of our common stock, acting by written consent in lieu of a meeting, approved the following proposals: a proposal that the then-current board of directors be removed from office; a proposal that new directors be elected; a proposal that our corporate be changed to “SAC Technology Corp.” (this name change was never effected); a proposal that the outstanding common stock be reverse split on a 1-for-17 basis; a proposal that our authorized capitalization be changed; a proposal that our certificate of incorporation be amended and restated.

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
During 2005, we did not issue any unregistered securities.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Year Ended December 31, 2005
During the year ended December 31, 2005, we did not engage in active business operations and had no revenues.
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
Capital Expenditures
During 2005, we made no capital expenditures. Since December 31, 2005, we have made no cash expenditures on capital items.
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
In connection with the audit of our financial statements for the year ended December 31, 2005, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Our evaluation identified material weaknesses related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. We were not required to have an audit of our internal control over financial reporting by the registered public accounting firm that performed the audit of the financial statements included in this Annual Report on Form 10-KSB and, accordingly, one was not performed. For 2005, these material weaknesses were due to the limited resources currently available to us. In conjunction with the completion of the acquisition of ALL Energy Company, our current management intends to implement new internal controls and procedures in an effort to eliminate these historical deficiencies. Other than as described in the foregoing sentences, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

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

Board of Directors
Our full board did not meet during 2005, nor did our board take any action by unanimous written consent in lieu of a meeting on eight occasions.
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

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Securities Underlying Options	All Other Compen- sation
David Loflin	2005	-0-	-0-	-0-	-0-	-0-
President and Acting Chief Financial Officer	2004	-0-	-0-	-0-	-0-	-0-
2002	-0-	-0-	-0-	-0-	-0-
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

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of ICrystal, Inc.
-	Report of Independent Registered Public Accounting Firm
-	Independent Auditors’ Report
-	Balance Sheet as of December 31, 2005
-	Statements of Operations for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
-	Statements of Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
-	Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
-	Notes to Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
2.1 ****	Plan and Agreement of Reorganization between ICrystal, Inc. and the shareholders of ALL Energy Company, a Delaware corporation.
10.1 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and James Kaufman.
10.2 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and Tommy Loflin.
10.3 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and David Loflin.
10.4 **	Consulting Agreement, dated November 27, 2006, between ICrystal, Inc. and Victor Nostas.
10.5 *****	Legal Services Agreement, dated November 27, 2006, between ICrystal, Inc. and Newlan & Newlan.
10.6 *****	Pre-incorporation and Subscription, dated August 16, 2006, between Dean E. Sukowatey and Scott B. Gann.
10.7 *****
Stock Subscription Agreement, dated September 5, 2006, among All Energy Company, Dean Sukowatey, R.L. Bibb Swain, Rob Swain, James R. Broghammer, Scott D. Zabler, John F. Hopkins, Jr. and Midwest Biofuels, Inc.

10.8 *****	Project Development Agreement, dated November 6, 2006, between ALL Energy Company and Delta-T Corporation.
10.9 *****	Employment Agreement, dated August 18, 2006, between ALL Energy Company and Dean E. Sukowatey
10.10 *****	Letter of Intent, dated as of March 1, 2007, between ALL Energy Company and ACE Ethanol, LLC.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 ***	Stock Purchase Agreement, dated as of January 19, 2007, between ALL Energy Company and David Loflin.
* Filed herewith.
** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on December 1, 2006.
*** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on January 23, 2007.
**** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on February 2, 2007.
***** Incorporated by reference to the ICrystal, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 21, 2007.
(b) Reports on Form 8-K
During the three months ended December 31, 2005, we did not file a Current Report on Form 8-K.
Subsequent to December 31, 2005, we have filed the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and 2004, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2005	Year Ended December 31, 2004
Audit fees	$0	$0
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

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

INDEX TO FINANCIAL STATEMENTS OF ICRYSTAL, INC.
Page
Report of Independent Registered Public Accounting Firm	F-2
Independent Auditors’ Report	F-3
Balance Sheet as of December 31, 2005	F-4
Statements of Operations for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005	F-5
Statements of Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005	F-6
Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005	F-7
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
ICrystal, Inc.

We have audited the accompanying balance sheet of ICrystal, Inc., (a development stage company) as of December 31, 2005, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2005 and 2004 and from the date of commencement of the development stage (June 7, 2004) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICrystal, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and changes in cash flows for the years ended December 31, 2005 and 2004 and the period from the date of commencement of the development stage (June 7, 2004) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ Farmer, Fuqua & Huff, P.C.
FARMER, FUQUA & HUFF, P.C.
Plano, Texas
March 16, 2007

ICRYSTAL, INC.
(a development stage company)

BALANCE SHEET
December 31, 2005

ASSETS

Total Assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$4,100
Stockholders’ deficit
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $.01 par value; 80,000,000 shares authorized, 2,010,754 shares issued and outstanding	20,108
Additional paid-in capital	6,734,186
Receivable from shareholder	(50,000)
Accumulated deficit	(6,423,944)
Deficit accumulated during the development stage	(284,450)
Total Stockholders' Deficit	(4,100)
Total Liabilities and Stockholders’ Deficit	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
Year Ended December 31,
2005	2004	Period from Commencement of Development Stage (June 7, 2004) to 12/31/05
Revenues	$0	$0	$0
OPERATING COSTS AND EXPENSES
Consulting	0	178,000	178,000
Legal and accounting	0	106,000	106,000
General and administrative	100	350	450
Total Operating Expenses	100	284,350	284,450
NET LOSS	$(100)	$(284,350)	$(284,450)
PER SHARE DATA
LOSS PER SHARE	$(0.00)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	2,010,754	1,468,887
The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2005 and 2004,and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
Common Stock
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s Deficit
Balance, December 31, 2003, and June 7, 2004	1,172,654	11,727	6,391,813	0	(6,423,944)	0	(20,404)
Stock issued for services at $.51 per share	500,000	5,000	250,000	0	0	0	255,000
Stock issued for services at $.25 per share	100,000	1,000	24,000	0	0	0	25,000
Stock issued at $.21 per share	238,100	2,381	47,619	(50,000)	0	0	0
Contributions from stockholders	0	0	20,754	0	0	0	20,754
Net loss	0	0	0	0	0	(284,350)	(284,350)
Balance, December 31, 2004	2,010,754	$20,108	$6,734,186	$(50,000)	$(6,423,944)	$(284,350)	$(4,000)
Net loss	0	0	0	0	0	(100)	(100)
Balance, December 31, 2005	2,010,754	$20,108	$6,734,186	$(50,000)	$(6,423,944)	$(284,450)	$(4,100)

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2005
Year Ended December 31,
2005	2004	Period from Commencement of Development Stage (June 7, 2004) to 12/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100)	$(284,350)	$(284,450)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock issued for services	0	280,000	280,000
Increase in accounts payable	100	4,000	4,100
Net cash used in operating activities	0	(350)	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	3,988	3,988
Contributions from shareholders	0	350	350
Net cash provided by financing activities	0	4,338	4,338

NET DECREASE IN CASH	0	(3,988)	(3,988)
Cash and cash equivalents at beginning of period	0	3,988	3,988
Cash, end of period	$0	$0	$0
SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
The Company paid no taxes or interest during the years ended December 31, 2005 and 2004.
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

Going Concern
These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at December 31, 2005, the Company had no operating assets or revenues and a stockholders’ deficit of $4,100.

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

Cash and Cash Equivalents
 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, the Company held no cash equivalents.

Loss per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2005 and 2004, the Company had no dilutive common stock equivalents such as stock options. Per share calculations reflect a 17-for-1 reverse split occurring in September 2004.

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

 The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. (See Note 2)

Stock Based Compensation
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

There were no stock options issued or outstanding under the Plan during the years ended December 31, 2005 or 2004. The 2000 Incentive Plan was abandoned in 2004.
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

During 2005, no shares were issued under the 2004 Plan. During 2004, a total of 600,000 shares were issued to consultants for services. The weighted-average issue date fair value for these shares was $.47. In addition, a total of 238,100 shares were sold to a consultant.

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

Note 2	Provision for Income Taxes
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
The following is a schedule of the composition of the income tax benefit:
2005	2004
Net operating loss carryforward	$2,280,854	$2,280,820
Valuation	(2,280,854)	(2,280,820)
Total provision for income taxes	$0	$0
Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
December 31,
2005	2004
Net loss before taxes	$(100)	$(284,350)
U.S. statutory rate	34%	34%
Change in deferred tax	(34)	(96,679)
Change in deferred tax asset valuation account	34	96,679
Total tax expense	$0	$0
Effective tax rate	0.0%	0.0%
The net change in the valuation account was $34 and $96,679, in the years ended December 31, 2005 and 2004, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $2,280,854 that will start to expire in 2015 in the United States of America.

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

Note 3	Capital Stock
The Company has a single class of $0.01 par value common stock. Eighty million shares are authorized and, as adjusted for a 1-for-17 reverse split, 2,010,754 shares are issued and outstanding at December 31, 2005.

The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. No shares of preferred stock have been issued.
Note 4	Reverse Stock Split
Effective September 10, 2004, the outstanding common stock of the Company was reverse split on a one-for-seventeen basis. The share and per share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of the earliest period presented.

Note 5	Related Party Transactions
During 2004, a related party was paid cash and delivered all of the company’s assets, in partial payment of $27,000 in advances made by the related party and other liabilities. The balance of the advances and other liabilities was contributed to the Company.

A shareholder contributed minor costs of the Company, during 2004.
Note 6	Fair Value of Financial Instruments
The fair value of accounts payable approximate their carrying amounts.
Note 7	Subsequent Events
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