Form 10QSB
period 2006-06-30
I CRYSTAL INC
filed 2007-03-22
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-16-07
Common Stock, $.01 par value	8,210,754

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
ICrystal, Inc.
Page
Balance Sheets as of June 30, 2006 (unaudited), and December 31, 2005	3
Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2006 (unaudited)	4
Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2006 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC.
(a development stage company)
BALANCE SHEETS
June 30, 2006, and December 31, 2005
6/30/06 (unaudited)	12/31/05
ASSETS
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable	$4,200	$4,100
Stockholders’ deficit
Common stock, $.01 par value; 80,000,000 shares authorized, 2,010,754 and 2,010,754 shares issued and outstanding	20,108	20,108
Additional paid-in capital	6,734,186	6,734,186
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(284,550)	(284,450)
Total stockholders' deficit	(4,200)	(4,100)
Total liabilities and stockholders’ deficit	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2006
Three Months Ended June 30,	Six Months Ended June 30,
2006	2005	2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 6/30/06
Revenues	$0	$0	$0	$0	$0
Operating Costs and Expenses
Consulting	0	0	0	0	178,000
Legal and accounting	0	0	0	0	106,000
General and administrative	0	0	100	100	550
Total operating expenses	0	0	100	100	284,550
Net loss	0	0	(100)	(100)	(284,550)

Income (loss) per share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	2,010,754	2,010,754	2,010,754	2,010,754

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2006
Six Months Ended June 30,
2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 6/30/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100)	$(100)	$(284,550)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	0	0	280,000
Increase in accounts payable	100	100	4,200
Net cash used in operating activities	0	0	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	0	3,988
Contributions from shareholders	0	0	350
Net cash provided by financing activities	0	0	4,338

NET CHANGE IN CASH	0	0	(3,988)
Cash, beginning of period	0	0	3,988
Cash, end of period	$0	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (unaudited)

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at June 30, 2006, the Company had no operating assets or revenues and a stockholders’ deficit of $4,200.

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

Due to these circumstances, the disclosure provided in this Quarterly Report on Form 10-QSB references to “us”, “we” and “our” include ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, unless otherwise indicated.

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
Six Month Periods Ended June 30, 2006 and 2005
During the six month periods ended June 30, 2006 and 2005, we did not engage in active business operations and had no revenues. During all of 2005 and until November 2006, our company sought to locate a private company with which to enter into a business combination transaction.

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
Capital Expenditures
During the six month periods ended June 30, 2006 and 2005, we made no capital expenditures.
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
During the three month ended June 30, 2006, we did not issue any unregistered securities.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders during the three months of June 30, 2006.
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
(b) Reports on Form 8-K
During the three months ended June 30, 2006, we did not file a Current Report on Form 8-K.
Subsequent to June 30, 2006, we have filed the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2007	ICRYSTAL, INC.

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer