Form 10QSB
period 2006-09-30
I CRYSTAL INC
filed 2007-03-22
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-16-07
Common Stock, $.01 par value	8,210,754

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
ICrystal, Inc.
Page
Balance Sheets as of September 30, 2006 (unaudited), and December 31, 2005	3
Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2006 (unaudited)	4
Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2006 (unaudited)	5
Notes to Interim Financial Statements	7

ICRYSTAL, INC.
(a development stage company)
BALANCE SHEETS
September 30, 2006, and December 31, 2005
9/30/06 (unaudited)	12/31/05
ASSETS
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable	$4,200	$4,100
Stockholders’ deficit
Common stock, $.01 par value; 80,000,000 shares authorized, 4,260,754 and 2,010,754 shares issued and outstanding	42,608	20,108
Additional paid-in capital	6,788,186	6,734,186
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(361,050)	(284,450)
Total stockholders' deficit	(4,200)	(4,100)
Total liabilities and stockholders’ deficit	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2006
Three Months Ended September 30,	Nine Months Ended September 30,
2006	2005	2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 9/30/06
Revenues	$0	$0	$0	$0	$0

Consulting	0	0	0	0	178,000
Legal and accounting	0	0	0	0	106,000
General and administrative	76,500	0	76,600	100	77,050
Total operating expenses	76,500	0	76,600	100	361,050
Net loss	(76,500)	0	(76,600)	(100)	(361,050)

Income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	2,760,754	2,010,754	2,260,754	2,010,754

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2006
Nine Months Ended September 30,
2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 9/30/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,600)	$(100)	$(361,050)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	76,500	0	356,500
Increase in accounts payable	100	100	4,200
Net cash used in operating activities	0	0	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	0	3,988
Contributions from shareholders	0	0	350
Net cash provided by financing activities	0	0	4,338

NET CHANGE IN CASH	0	0	(3,988)
Cash, beginning of period	0	0	3,988
Cash, end of period	$0	$0	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (unaudited)

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at September 30, 2006, the Company had no operating assets or revenues and a stockholders’ deficit of $4,200.

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

Management believes that it will be able to secure adequate funds to remain in existence.
Note 2	Related Party Transactions
In September 2006, the Company issued a total of 2,250,000 shares as a retention bonus to one of its officers. The shares had an estimated value of $76,500 at the date of issuance. Through September 30, 206, there were no other transactions involving related parties.

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
Nine Month Periods Ended September 30, 2006 and 2005
During the nine month periods ended September 30, 2006 and 2005, we did not engage in active business operations and had no revenues. During all of 2005 and until November 2006, our company sought to locate a private company with which to enter into a business combination transaction.

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
Capital Expenditures
During the nine month periods ended September 30, 2006 and 2005, we made no capital expenditures.
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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceedings; ALL Energy Company is not currently involved in any legal proceedings.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three month ended September 30, 2006, we issued the following unregistered securities.
1.	(a)	Securities Sold. In September 2006, 2,250,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin.
(c)	Consideration. Such shares of common stock were issued as a retention bonus and were valued at $.034 per share, or $76,500, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders during the three months of September 30, 2006.
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

(b) Reports on Form 8-K
During the three months ended September 30, 2006, we did not file a Current Report on Form 8-K.
Subsequent to September 30, 2006, we have filed the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2007	ICRYSTAL, INC.

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer