Form 10KSB
period 2006-12-31
I CRYSTAL INC
filed 2007-03-28
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ICrystal, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of Principal Executive Offices, Including Zip Code)
(651) 998-0612
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.01 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]
Registrant's revenues for its most recent fiscal year were $-0-.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of March 26, 2007, was approximately $1,725,000.
Documents Incorporated by Reference: The following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) January 29, 2007; and (4) February 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I
Item 1.	Description of Business

FORWARD-LOOKING STATEMENTS

Our board of directors has determined that our company is to become a producer of renewable fuels, particularly ethanol. To this end, we have entered into a plan and agreement of reorganization with ALL Energy Company, a privately-held Delaware corporation based in Johnston, Iowa. The management of our company and ALL Energy is the same. As of the date of this report, owners of 100% of the outstanding common stock of ALL Energy have executed the reorganization agreement. The closing under the reorganization agreement can occur at any time after ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, the other conditions to closing having already been satisfied. Inasmuch as the required audit of ALL Energy’s financial statements is substantially complete, management expects that this reorganization agreement will be consummated prior to the middle of April 2007.

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
Year Ended December 31, 2006
During the year ended December 31, 2006, we had no revenues and we did not engage in active business operations until November 2006, when we started a new web page publishing business.
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

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a Delaware corporation. Our management and that of ALL Energy is the same. ALL Energy is a development-stage ethanol company. The closing under the reorganization agreement can occur at any time after ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, the other conditions to closing having already been satisfied. Inasmuch as the required audit of ALL Energy’s financial statements is substantially complete, management expects that this reorganization agreement will be consummated prior to the middle of April 2007.

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
Annexation:
In March 2007, this property was annexed by the City of Manchester. As a result of the completion of this annexation, approximately $16,000,000 of proposed Iowa state and local tax credits have been secured by us.

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
In its opinion on our financial statements for the year ended December 31, 2006, our independent auditor, Farmer, Fuqua & Huff, P.C., expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2006, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Report of Independent Registered Accounting Firm and Note 1 to the consolidated financial statements appearing elsewhere herein.

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
No matter was submitted to our shareholders during the last three months of 2006.
In June 2004, holders of approximately 51.91% of our common stock, acting by written consent in lieu of a meeting, approved the following proposals: a proposal that the then-current board of directors be removed from office; a proposal that new directors be elected; a proposal that our corporate name be changed to “SAC Technology Corp.” (this name change was never effected); a proposal that the outstanding common stock be reverse split on a 1-for-17 basis; a proposal that our authorized capitalization be changed; a proposal that our certificate of incorporation be amended and restated.

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
Holders
On March 26, 2007, the number of record holders of our common stock, excluding nominees and brokers, was 229 holding 8,210,754 shares.
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

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Individual Compensation Arrangements	-0-	-0-	-0-
Recent Issuances of Unregistered Securities
During the last three months of 2006, we issued unregistered securities, as follows:
1.	(a)	Securities Sold. In November 2006, 50,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Victor Nostas.
(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $.04 per share, or $2,000, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In November 2006, 1,300,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to James Kaufman (600,000 shares), Tommy Loflin (200,000 shares) and David Loflin (500,000 shares).
(c)	Consideration. Such shares of common stock were issued pursuant to three separate asset purchase agreements, in consideration of certain assets.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

3.	(a)	Securities Sold. In November 2006, 500,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
(c)	Consideration. Such shares of common stock were issued pursuant to a legal services letter agreement and were valued at $.04 per share, or $20,000, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

4.	(a)	Securities Sold. In November 2006, 100,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Waddell D. Loflin.
(c)	Consideration. Such shares of common stock were issued as a retention bonus and were valued at $.04 per share, or $4,000, in the aggregate.
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
Year Ended December 31, 2006
During the year ended December 31, 2006, we had no revenues and we did not engage in active business operations until November 2006, when we started a new web page publishing business.
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

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a Delaware corporation. Our management and that of ALL Energy is the same. ALL Energy is a development-stage ethanol company. The closing under the reorganization agreement can occur at any time after ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, the other conditions to closing having already been satisfied. Inasmuch as the required audit of ALL Energy’s financial statements is substantially complete, management expects that this reorganization agreement will be consummated prior to the middle of April 2007.

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

Asset Impairment. Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that long-lived assets be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of those assets. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the assets exceeds the fair value of the property.

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

Stock-Based Compensation. The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment”. This Statement requires that transactions in which a company exchanges its equity instruments for goods or services be accounted for using the fair-value method.

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

Capital Expenditures
During 2006, we made no capital expenditures. Since December 31, 2006, we have made no cash expenditures on capital items.
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
In connection with the audit of our financial statements for the year ended December 31, 2006, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Our evaluation identified material weaknesses related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. We were not required to have an audit of our internal control over financial reporting by the registered public accounting firm that performed the audit of the financial statements included in this Annual Report on Form 10-KSB and, accordingly, one was not performed. For 2006, these material weaknesses were due to the limited resources currently available to us. In conjunction with the completion of the acquisition of ALL Energy Company, our current management intends to implement new internal controls and procedures in an effort to eliminate these historical deficiencies. Other than as described in the foregoing sentences, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

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

Board of Directors
Our full board did not meet during 2006, but did take action by unanimous written consent in lieu of a meeting on two occasions.
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

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Securities Underlying Options	All Other Compen- sation
David Loflin	2006	-0-	76,500	-0-	-0-	-0-
President and Acting Chief Financial Officer	2005	-0-	-0-	-0-	-0-	-0-
2004	-0-	-0-	-0-	-0-	-0-
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

The closing under the reorganization agreement can occur at any time after ALL Energy delivers its audited financial statements for the period from inception, August 18, 2006, through December 31, 2006, the other conditions to closing having already been satisfied. Inasmuch as the required audit of ALL Energy’s financial statements is substantially complete, management expects that this reorganization agreement will be consummated prior to the middle of April 2007.

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

-
Mr. Bibb Swain, as the owner of Delta-T Corporation, agreed to cause Delta-T to negotiate, in good faith, a development agreement relating to the construction of five (5) ethanol production facilities, which agreement is to be on terms and conditions substantially the same as the terms and conditions contained in extant ethanol-related development agreements between Delta-T and unaffiliated third-parties (ALL Energy Company and Delta-T have entered into such a project development agreement);

-
Mr. Rob Swain and Mr. Bibb Swain, as the majority owners of Pacesetter Management Group, LLC, agreed to cause Delta-T to negotiate, in good faith, a management agreement relating to the management of five ethanol production facilities, which agreement is to be on terms and conditions substantially the same as the terms and conditions contained in extant ethanol-related management agreements between Pacesetter and unaffiliated third-parties (the parties have not yet entered into this management agreement);

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

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of ICrystal, Inc.
-	Report of Independent Registered Public Accounting Firm
-	Balance Sheet as of December 31, 2006
-	Statements of Operations for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
-	Statements of Stockholders’ Equity for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
-	Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
-	Notes to Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
2.1 ****	Plan and Agreement of Reorganization between ICrystal, Inc. and the shareholders of ALL Energy Company, a Delaware corporation.
10.1 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and James Kaufman.
10.2 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and Tommy Loflin.
10.3 **	Asset Purchase Agreement, dated November 27, 2006, between ICrystal, Inc. and David Loflin.
10.4 **	Consulting Agreement, dated November 27, 2006, between ICrystal, Inc. and Victor Nostas.
10.5 *****	Legal Services Agreement, dated November 27, 2006, between ICrystal, Inc. and Newlan & Newlan.
10.6 *****	Pre-incorporation and Subscription, dated August 16, 2006, between Dean E. Sukowatey and Scott B. Gann.
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
** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on December 1, 2006.
*** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on January 23, 2007.
**** Incorporated by reference to the ICrystal, Inc.’s Current Report on Form 8-K filed on February 2, 2007.
***** Incorporated by reference to the ICrystal, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 21, 2007.
(b) Reports on Form 8-K
During the three months ended December 31, 2006, we file one Current Report on Form 8-K: date of event: September 21, 2006.
Subsequent to December 31, 2005, we have filed the following Current Reports on Form 8-K: (1) date of event: January 19, 2007; (2) January 29, 2007; and (3) February 14, 2007.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and 2005, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2006	Year Ended December 31, 2005
Audit fees	$0	$0
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

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
Dean E. Sukowatey, President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/S/ DEAN E. SUKOWATEY		March 28, 2007
Dean E. Sukowatey	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/S/ BRIAN K. GIBSON		March 28, 2007
Brian K. Gibson	Treasurer and Director

/S/ STEVEN J. LEAVITT		March 28, 2007
Steven J. Leavitt	Director

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

We have audited the accompanying balance sheet of ICrystal, Inc., (a development stage company) as of December 31, 2006, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and from the date of commencement of the development stage (June 7, 2004) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICrystal, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and changes in cash flows for the years ended December 31, 2006 and 2005 and the period from the date of commencement of the development stage (June 7, 2004) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Farmer, Fuqua & Huff, P.C.
FARMER, FUQUA & HUFF, P.C.
Plano, Texas
March 16, 2007

ICRYSTAL, INC.
(a development stage company)

BALANCE SHEET
December 31, 2006

ASSETS

Total Assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$4,000
Stockholders’ deficit
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $.01 par value; 80,000,000 shares authorized, 6,210,754 shares issued and outstanding	62,108
Additional paid-in capital	6,847,286
Receivable from shareholder	(50,000)
Accumulated deficit	(6,423,944)
Deficit accumulated during the development stage	(439,450)
Total Stockholders' Deficit	(4,000)
Total Liabilities and Stockholders’ Deficit	$0

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
Year Ended December 31,
2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 12/31/06
Revenues	$0	$0	$0
OPERATING COSTS AND EXPENSES
Consulting	2,000	0	180,000
Legal and accounting	20,000	0	126,000
Impairment charge	52,000	0	52,000
General and administrative	81,000	100	81,450
Total Operating Expenses	155,000	100	439,450
NET LOSS	$(155,000)	$(100)	$(439,450)
PER SHARE DATA
LOSS PER SHARE	$(0.05)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,085,754	2,010,754
The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2006 and 2005,and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
Common Stock
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s Deficit
Balance, June 7, 2004	1,172,654	11,727	6,391,813	0	(6,423,944)	0	(20,404)
Stock issued for services at $.51 per share	500,000	5,000	250,000	0	0	0	255,000
Stock issued for services at $.25 per share	100,000	1,000	24,000	0	0	0	25,000
Stock issued at $.21 per share	238,100	2,381	47,619	(50,000)	0	0	0
Contributions from stockholders	0	0	20,754	0	0	0	20,754
Net loss	0	0	0	0	0	(284,350)	(284,350)
Balance, December 31, 2004	2,010,754	$20,108	$6,734,186	$(50,000)	$(6,423,944)	$(284,350)	$(4,000)
Net loss	0	0	0	0	0	(100)	(100)

Balance, December 31, 2005	2,010,754	$20,108	$6,734,186	$(50,000)	$(6,423,944)	$(284,450)	$(4,100)
Stock issued for bonus at $.034 per share	2,250,000	22,500	54,000	0	0	0	76,500
Stock issued for bonus at $.04 per share	100,000	1,000	3,000	0	0	0	4,000
Stock issued for legal services at $.04 per share	500,000	5,000	15,000	0	0	0	20,000
Stock issued for services at $.04 per share	50,000	500	1,500	0	0	0	2,000
Stock issued for web page assets at $.04 per share	1,300,000	13,000	39,000	0	0	0	52,000
Contributions from stockholder	0	0	600	0	0	0	600
Net loss	0	0	0	0	0	(155,000)	(155,000)
Balance, December 31, 2006	6,210,754	$62,108	$6,847,286	$(50,000)	$(6,423,944)	$(439,450)	$(4,000)

The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006
Year Ended December 31,
2006	2005	Period from Commencement of Development Stage (June 7, 2004) to 12/31/06
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,000)	$(100)	$(439,450)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock issued for services	102,500	0	382,500
Impairment charge	52,000	0	52,000
Increase (decrease) in accounts payable	(100)	100	4,000
Net cash used in operating activities	(600)	0	(950)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	0	(3,988)
Contributions from shareholders	600	0	950
Net cash provided by financing activities	600	0	3,038

NET DECREASE IN CASH	0	0	(3,988)
Cash and cash equivalents, beginning of period	0	0	3,988
Cash, end of period	$0	$0	$0

SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
The Company paid no taxes or interest during the years ended December 31, 2006 and 2005.
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

During 2006, the Company issued a total of 2,350,000 shares for retention bonuses, which shares were valued at $80,500, in the aggregate.
During 2006, the Company issued a total of 550,000 shares for legal and consulting services, which shares were valued at $22,000, in the aggregate.
During 2006, the Company issued a total of 1,300,000 shares for web pages assets, which shares were valued at $52,000, in the aggregate.
The accompanying notes are an integral part of these statements.

ICRYSTAL, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Organization and Business
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

Going Concern
These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at December 31, 2006, the Company had no operating assets or revenues and a stockholders’ deficit of $4,000.

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

Cash and Cash Equivalents
 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005, the Company held no cash equivalents.

Asset Impairment
Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that long-lived assets be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of those assets. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the assets exceeds the fair value of the property.

Loss per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2006 and 2005, the Company had no dilutive common stock equivalents such as stock options.

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
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment”. This Statement requires that transactions in which a company exchanges its equity instruments for goods or services be accounted for using the fair-value method.

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
The following is a schedule of the composition of the income tax benefit:
2006	2005
Net operating loss carryforward	$2,333,554	$2,280,854
Valuation	(2,333,554)	(2,280,854)
Total provision for income taxes	$0	$0
Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
December 31,
2006	2005
Net loss before taxes	$(155,000)	$(100)
U.S. statutory rate	34%	34%
Change in deferred tax	(52,700)	(34)
Change in deferred tax asset valuation account	52,700	34
Total tax expense	$0	$0
Effective tax rate	0.0%	0.0%
The net change in the valuation account was $52,700 and $34, in the years ended December 31, 2006 and 2005, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $6,900,000 that will start to expire in 2015 in the United States of America.

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

Note 3	2004 Stock Ownership Plan
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

During 2006 and 2005, no shares were issued under the 2004 Plan.
During 2004, a total of 600,000 shares, with a weighted-average fair value of $0.47 were issued to consultants for services and a total of 238,100 shares were sold to a consultant.
Note 4	Impairment Charge
In November 2006, the Company entered into three separate asset purchase agreements, whereby the Company acquired certain web site domains and internet web pages associated therewith (the “web assets”), in exchange for 1,300,000 restricted shares of common stock. There was no verifiable fair value of the web assets. The company therefore recorded these assets at the fair value of the issued shares. The fair value of the shares was determined to be $52,000.

Following a change in control transaction occurring in January 2007, the Company’s web page publishing business was assigned to a subsidiary, the stock of which will, at an appropriate time in the near future, be distributed, as a dividend, to the Company’s shareholders of record on January 19, 2007. Thereafter, the web page publishing business will no longer be a part of the Company and the Company will not provide any operating funds to the web page publishing business at any time. The web assets have not generated any revenues to date, nor are they expected to generate any significant revenues in the near-term.

Pursuant to SFAS 144, the company has determined the carrying value of the web assets exceeds the sum of their expected future cash flows and has, as of December 31, 2006, recorded an impairment charge of $52,000. This charge, equal to the entire carrying value of the web assets, is reflected in the Company’s statements of operations.

Note 5	Related Party Transactions
During 2006, the Company acquired certain web site domains and Internet web pages associated therewith from related parties, in exchange for 1,300,000 restricted shares of common stock. The fair value of these shares was determined to be $52,000.

During 2006, the Company also issued a total of 2,350,000 shares of common stock for retention bonuses to Company officers. The aggregate fair value of these shares was determined to be $80,500.
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

In January 2007, the Company issued 2,000,000 shares of common stock in payment of a retention bonuses to a Company officer. The fair value of these shares was determined to be $80,000.