Form 10KSB/A
period 2006-12-31
ALL Fuels & Energy Co
filed 2007-05-07
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ALL Fuels & Energy Company
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
Documents Incorporated by Reference into Part I: the following Current Reports on Form 8-K: (1) date of event: September 21, 2006; (2) date of event: January 19, 2007; (3) date of event: January 29, 2007; (4) date of event: February 14, 2007; date of event: April 9, 2007; date of event: May 2, 2007; and date of event: May 3, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I
Item 1.	Description of Business

FORWARD-LOOKING STATEMENTS
References to “us”, “we” and “our” include ALL Fuels & Energy Company, its subsidiary, ALL Energy Company, and that company’s subsidiary, ALL Energy Manchester, LLC, unless otherwise indicated.
Certain forward-looking statements herein are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

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
History of Operations
From 1999 through 2002, the business operations of ALL Fuels & Energy Company involved the development of Internet-based software for computer-based card and table games for gaming and casino applications. This business proved to be unsuccessful and, in 2003, management sold our software business. During 2003, we recognized nominal income from our discontinued operations. However, we did not engage in active business operations during 2003. During 2004 and 2005, we did not engage in active business operations and had no revenues. During 2006, we did not engage in active business operations, until November of that year. In November 2006, we started a new business, but did not generate any revenues therefrom in 2006.

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

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a development-stage Delaware corporation. Our management and that of ALL Energy Company was and is the same. On April 9, 2007, we completed the acquisition of ALL Energy Company.

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

Since August 2006, ALL Energy Company has undertaken organizational activities and, through a private offering of its common stock in September 2006, obtained $2,000,000. These funds have allowed us and ALL Energy Company to achieve important business objectives related to the construction of its first proposed ethanol production facility and to the proposed acquisition of an operating ethanol production facility.

Current Status of Ethanol-Related Activities
Proposed Manchester, Iowa, Ethanol Plant.
Purchase of Land. In March 2007, ALL Energy Company, through its subsidiary, ALL Energy Manchester, LLC, acquired approximately 150 acres of real property located near Manchester, Iowa. It is our intention to construct a 100 million gallon (per year) ethanol production facility on this land. We refer to this proposed ethanol production facility as “the Manchester facility”. However, we do not currently possess sufficient capital with which to construct the Manchester facility, nor have we obtained a commitment from any third party for the needed capital. We cannot assure you that we will ever obtain the needed capital to construct the Manchester facility or any similar facility.

Annexation. The 150 acres on which we propose to build the Manchester facility, a 100 million gallon per year ethanol production facility, was recently annexed by the City of Manchester, Iowa. Because of this annexation, it is expected that we would be able to secure important tax credits from local and Iowa state agencies.

Ground Water Quality Permit Application. We have engaged Natural Resources Group (NRG) to consult on water-related environmental matters relating to the Manchester facility. With NRG, we have made significant progress towards compliance with applicable water-related regulations, having filed our initial water-quality-related permit application.

Air Quality Permit Application. We have engaged Yaggy-Colby to consult on air-related environmental matters relating to the Manchester facility. With Yaggy-Colby, we have made significant progress towards compliance with applicable air-related regulations, having recently received the final draft of the necessary air-quality-related permit.

Project Feasibility Study. We commissioned BBI to perform a project feasibility study relating to the Manchester facility, which included an analysis of the availability of corn and energy, as well as the surrounding transportation infrastructure. BBI’s report indicates that there are ample corn supplies in close proximity to the Manchester facility to satisfy our feedstock needs, that there are adequate supplies of energy available at reasonable cost with which to operate the Manchester facility and that the surrounding transportation infrastructure is capable of handling the anticipated truck and rail traffic associated with the Manchester facility. We obtained this feasibility study, inasmuch as funding sources familiar to our management require such a study as a condition to financing.

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

Proposed Purchase of ACE Ethanol, LLC. In March 2007, ALL Energy Company and ACE Ethanol, LLC, the operator of an ethanol production facility in Stanley, Wisconsin, with a design capacity of 30 million gallons per year (currently producing approximately 43 million gallons annually), signed a letter of intent with respect to the proposed purchase by ALL Energy of 100% of the outstanding membership interests in ACE Ethanol, LLC. The anticipated $106 million acquisition is subject to the approval of the ACE Ethanol, LLC members and negotiation of the definitive acquisition agreement. Management expects that this process will take approximately 45 days from the date hereof to complete.

It is currently anticipated that the capital required to complete the purchase of ACE Ethanol, LLC will be obtained in the form of debt financing or a combination of debt financing and equity. However, we have not obtained a financing commitment and there is no assurance that we will ever obtain the financing needed to complete the proposed acquisition of ACE Ethanol, LLC.

Current Financial Status
Currently, ALL Fuels & Energy Company does not possess any capital. However, ALL Energy Company has approximately $1,000,000 in cash. While our capital reserves, which include those of ALL Energy Company, are adequate to pay ongoing expenses for at least the next 12 months, we do not possess the capital necessary to construct the Manchester facility or to complete the proposed acquisition of ACE Ethanol, LLC.

Our management estimates that we will require approximately $200 million to complete construction of the Manchester facility, as proposed. Further, it is estimated that we will require $106 million to complete the acquisition of ACE Ethanol, LLC. We have not received a commitment from any source for any of the needed capital. We cannot assure you that we will ever obtain the capital needed for either of these opportunities.

Our Competitive Advantages and Disadvantages
Competitive Advantages. Our management believes we will have certain competitive advantages over our competition, including the following:
-	Plant Design Efficiencies. The ethanol production facilities to be designed for us by Delta-T Corporation will embody the latest technologies to promote cost savings.
-
Latest Technology Available. Delta-T Corporation has a track record of designing new plants that are more energy efficient and operationally superior in delivering consistent production of high quality products. The ethanol production facility owned by ACE Ethanol, LLC was designed and engineered by Delta-T.

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

Competitive Disadvantages. While our management believes we possess competitive advantages, there are certain competitive disadvantages that we must overcome, including the following:
-
Small Capital Base: We do not possess sufficient capital to construct the proposed Manchester facility or to purchase ACE Ethanol, LLC. Without significant additional capital, it is likely that we would be unable to construct the Manchester facility or purchase ACE Ethanol, LLC.

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

-
Pursue Potential Acquisition Opportunities. Assuming that we have capital available, we believe that, as the ethanol industry matures, opportunities for expansion of our business through acquisitions will be available. Such an acquisition could involve additional ethanol production, storage or distribution facilities and related infrastructure, as well as potential facility sites under development. Our current efforts in acquiring ACE Ethanol, LLC is an example of this plan.

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
Annexation:
In March 2007, this property was annexed by the City of Manchester. As a result of the completion of this annexation, approximately $16,000,000 of proposed Iowa state and local tax credits are expected to have been secured by us.

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

First Proposed Facility Purchase - ACE Ethanol, LLC. In March 2007, ALL Energy and ACE Ethanol, LLC, the operator of a an ethanol production facility in Stanley, Wisconsin, with a design capacity of 30 million gallons per year (currently producing approximately 43 million gallons annually), signed a letter of intent with respect to the proposed purchase by ALL Energy Company of 100% of the outstanding membership interests in ACE Ethanol, LLC. The anticipated $106 million acquisition is subject to the approval of the ACE Ethanol, LLC members and negotiation of the definitive acquisition agreement. Management expects that this process will take approximately 45 days from the date hereof to complete.

It is currently anticipated that the capital required to complete the purchase of ACE Ethanol, LLC will be obtained in the form of debt financing or a combination of debt financing and equity. However, we have not obtained a financing commitment and there is no assurance that we will ever obtain the financing needed to complete the proposed acquisition of ACE Ethanol, LLC.

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
Federal Farm Legislation. The U.S. Department of Agriculture’s (USDA’s), Commodity Credit Corporation Bioenergy Program pays cash to companies that increase their purchases over prior fiscal year purchases of specified commodities, including corn, to expand production of ethanol, biodiesel or other biofuels. Payments are typically $0.20 to $0.30 per gallon of increased capacity and amounts must be refunded if decreases in production levels occur.

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

Employees
We currently have two employees, both of whom are officers. In the near future, we expect that we will hire non-management employees on as-needed basis, as well as retain the services of independent contractors and outside professionals on an as-needed basis.

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
Currently, we do not have sufficient financial resources to implement our ethanol-related business plan. Specifically, we do not possess, or have commitments for the approximately $200 million needed to construct the Manchester facility or the approximately $106 million needed to purchase ACE Ethanol, LLC.

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
Our success in establishing our ethanol-related business plan will depend on the continued service and on the performance of our president, Dean Sukowatey, and, as we grow, other executive officers and key employees. ALL Energy Company has entered into an employment agreement with Mr. Sukowatey. The loss of services of our key personnel for any reason could seriously impair our ability to execute our business plan, which could have a materially adverse effect on our business and future results of operations. We have not purchased any key-man life insurance.

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

Upon the occurrence of certain events, pursuant to a stock subscription agreement with five persons (and an affiliated entity) who had been integrally involved in the pre-incorporation activities of ALL Energy Company, each of these five persons shall have the right, but not the obligation, to purchase 142,857 (approximately 5.2%) shares of ALL Energy common stock, for a cash consideration of $143.00. The right to purchase the shares of ALL Energy common stock vests at such time as ALL Energy Company has entered into (1) a project development agreement with Delta-T Corporation relating to the construction of five ethanol production facilities of ALL Energy Company and (2) a plant management agreement with Pacesetter Management Group, LLC relating to the management of five ethanol production facilities of ALL Energy Company. As of the date hereof, ALL Energy Company has entered into an agreement with Delta-T, but has yet to do so with Pacesetter Management.

Should all of these persons purchase such shares of ALL Energy Company, our ownership of ALL Energy Company would be reduced to approximately 74%, without ALL Energy Company’s having received any significant value for the 26% ownership so purchased.

If they occur, it is likely that the purchases of this 26% ownership in ALL Energy Company would result in a significant one-time compensation-related charge against our then-current earnings. The amount of any such charge against our earnings cannot be accurately predicted.

It is likely that we will incur indebtedness to facilitate construction of the Manchester facility and to facilitate the proposed purchase of ACE Ethanol, LLC; we may be unable to repay any such indebtedness.

It is likely that we will incur significant indebtedness to finance construction of the Manchester facility or the purchase of ACE Ethanol, LLC. We cannot assure you that such indebtedness will not prevent us from earning a profit. In addition, we cannot assure you that we will be able to generate revenues that are sufficient to repay such indebtedness, nor can we assure you that we will be able to obtain additional sources of financing if and when needed. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.

We have not obtained a commitment from a lender for the financing needed to construct the Manchester facility or to purchase 100% of ACE Ethanol.
We require approximately $200 million to construct the Manchester facility and approximately $106 million to purchase ACE Ethanol, LLC. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. However, no lender or other funding source has made any commitment to make a loan in any amount in this regard. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

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
Currently, our officers, directors and ALL Energy Company own approximately 60.37% of our outstanding common stock. These shareholders, as a group, will be able to control our management and our affairs. These shareholders, as a group, will be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a future change of control of ALL Fuels & Energy Company at a premium price, if these shareholders oppose it. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for details regarding our stock ownership and how beneficial ownership is calculated.

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

ALL Energy Company, through its subsidiary ALL Energy Manchester, LLC, an Iowa limited liability company, owns approximately 150 acres of real property on which we intend to construct the Manchester facility. In addition, ALL Energy Company owns office equipment necessary to conduct its current business.

ALL Energy Company leases a small office in Johnston, Iowa, at a monthly rental of $760.

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

In March 2007, holders of approximately 69.42% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from ICrystal, Inc. to “ALL Fuels & Energy Company”, which name change occurred on May 3, 2007.

In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital would be increased to 700,000,000 shares of $0.01 par value common stock and 50,000,000 shares of $0.01 par value preferred stock. It is expected that such amendment will be filed in early June 2007.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information
Our common stock trades on the Pink Sheets, under the symbol “ICRI”. Our trading symbol will change to “AFSE”, effective May 7, 2007. Inasmuch as our common stock has a history of sporadic trading and low trading volumes, the table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the Pink Sheets.

Quarter Ended	High Price *	Low Price *
March 31, 2002	$2.38	$.68
June 30, 2002	$1.36	$.68
September 30, 2002	$1.70	$.68
December 31, 2002	$1.36	$.17
March 31, 2003	$.51	$.17
June 30, 2003	$.85	$.34
September 30, 2003	$.51	$.34
December 31, 2003	$1.87	$.51
March 31, 2004	$1.36	$.68
June 30, 2004	$1.02	$.51
September 30, 2004	$.68	$.26
December 31, 2004	$.57	$.15
March 31, 2005	$.25	$.15
June 30, 2005	$.25	$.05
September 30, 2005	$.15	$.05
December 31, 2005	$.12	$.05
March 31, 2006	$.10	$.10
June 30, 2006	$.12	$.08
September 30, 2006	$.30	$.08
December 31, 2006	$.51	$.16
March 31, 2007	$.80	$.16
*	The foregoing prices have been adjusted to reflect a one-for-seventeen reverse split of our common stock occurring in September 2004.
You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.
Holders
On May 2, 2007, the number of record holders of our common stock, excluding nominees and brokers, was 258 holding 33,540,754 shares.
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
Background
From 1999 through 2002, the business operations of ALL Fuels & Energy Company (f/k/a ICrystal, Inc.) involved the development of Internet-based software for computer-based card and table games for gaming and casino applications. This business proved to be unsuccessful and, in 2003, management sold our software business. During 2003, we recognized nominal income from our discontinued operations. However, we did not engage in active business operations during 2003. During 2004 and 2005, we did not engage in active business operations and had no revenues. During 2006, we did not engage in active business operations, until November of that year. In November 2006, we started a new business, but did not generate any revenues therefrom in 2006.

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

As we pursued our web page publishing business, in January 2007, our former management acted upon an opportunity for our company to acquire ALL Energy Company and determined that the best interests of our shareholders would be served by acquiring ALL Energy Company and pursuing the ethanol-related business plan of ALL Energy Company as a combined enterprise.

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in January 2007, we entered into a plan and agreement of reorganization with ALL Energy Company, a development-stage Delaware corporation. Our management and that of ALL Energy Company was and is the same. On April 9, 2007, we completed the acquisition of ALL Energy Company.

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

Plan of Operations
Ethanol. Unless and until we obtain significant capital, $200 million for the construction of the Manchester facility or $106 million for the purchase of ACE Ethanol LLC, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities.

Should we obtain the capital necessary only to construct the Manchester facility, our activities will be focused on completing that construction project on time and under budget, as we will not derive revenues from the Manchester facilities until construction is completed, a period of between 14 and 18 months from the date construction begins.

Should we obtain the capital necessary to acquire ACE Ethanol, LLC, we would, immediately upon completion of such acquisition transaction, become an ethanol producer.
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

Management’s Plans Relating to Future Liquidity
Ethanol. We require approximately $200 million to construct the Manchester facility and $106 million to purchase ACE Ethanol, LLC. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. However, no lender or other funding source has made any commitment to make a loan in any amount in this regard. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Web Page Publishing. We have determined not to commit any resources to the web page publishing business of our subsidiary, Venus Associates, Inc.
Capital Expenditures
During 2006, we made no capital expenditures. Since December 31, 2006, we have made no cash expenditures on capital items.
In March 2007, ALL Energy purchase approximately 150 acres of real property located adjacent to Manchester, Iowa, for $945,000 in cash. We intend to construct the Manchester facility on this site.
Should we obtain the capital required to build the Manchester facility or to purchase ACE Ethanol, LLC, our capital expenditures during the remainder of 2007 will be significant. However, we cannot predict the exact amount of these potential expenditures.

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
The following table sets forth the officers and directors of ALL Fuels & Energy Company.
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

Dean Sukowatey has served as president, secretary and a director of the Company since January 2007, and has served in similar capacities for ALL Energy Company since its inception in August 2006. He has 19 years’ experience on Wall Street as a broker, trader, fund manager and consultant at several firms, including Merrill Lynch, Paine Webber, Lehman Brothers and A.G. Edwards. For more than the five years prior to becoming ALL Energy’s president in August 2006, he managed two private funds and provided consulting and investment banking services. Mr. Sukowatey graduated from the University of Wisconsin with a B.S. degree in Microbiology.

Brian K. Gibson has served as treasurer and a director of the Company since January 2007, and has served in similar capacities for ALL Energy Company since January 2007. He has, since 2000, served as CFO/Partner for StrataVizion, Inc. Mr. Gibson currently sits on the board of directors for the Madison County (Iowa) Health Trust Foundation and for Tri-Star Quarries, LLC. Prior to founding StrataVizion, he was CFO/Owner of a commercial/industrial general construction contractor. Mr. Gibson earned a B.A. degree in Finance from the University of Iowa, Iowa City, Iowa.

Steven J. Leavitt has served as a director of the Company since January 2007, and has served in a similar capacity for ALL Energy Company since January 2007. He has, for more than the last five years, served as a senior project manager for Frank Baxter Construction Co., where his duties have included overseeing the construction of numerous large-scale construction projects throughout the U.S. Mr. Leavitt earned a Bachelor of Science degree in Construction Engineering from Iowa State University, Ames, Iowa.

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

Board of Directors
The Company’s full board did not meet during 2006, but did take action by unanimous written consent in lieu of a meeting on two occasions. Since the Company’s current directors took office on January 22, 2007, the board of directors has taken the following material actions:

-	January 22, 2007: Dean Sukowatey was elected President and Secretary and Brian K. Gibson was elected Treasurer.
-
January 25, 2007: Authorized the Plan and Agreement of Reorganization with ALL Energy Company. Authorized the Company’s entering into a consulting agreement with David Loflin, which has not yet been executed. Under the proposed agreement with Mr. Loflin, the Company would issue 200,000 shares of its common stock, in consideration of Mr. Loflin’s providing consulting services to the Company with respect to the day-to-day operations of a publicly-held company.

-	February 14, 2007: Authorized a change of the Company’s independent auditor from Mark Bailey & Company, Ltd. to Farmer, Fuqua & Huff, P.C.
-
March 1, 2007: Authorized a change of the Company’s corporate name to “ALL Fuels & Energy Company” and authorized the Company’s officers to take such actions as are necessary to effect the authorized name change.

-
March 12-23, 2007: Reviewed and, where appropriate, signed previously delinquent periodic reports prior to their filing on March 22 and 23, 2007. Specifically, these persons reviewed the following: Annual Report on Form 10-KSB for the year ended December 31, 2004; Quarterly Report on Form 10-QSB/A for the period ended March 31, 2005; Quarterly Report on Form 10-QSB for the period ended June 30, 2005; Quarterly Report on Form 10-QSB for the period ended September 30, 2005; Annual Report on Form 10-KSB for the year ended December 31, 2005; Quarterly Report on Form 10-QSB for the period ended March 31, 2006; Quarterly Report on Form 10-QSB for the period ended June 30, 2006; and Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

-	March 23-26, 2007: Review Annual Report on Form 10-KSB for the year ended December 31, 2006.
-	April 19, 2007: Authorized an increase in the authorized capital of the Company and authorized the Company’s officers to take such actions as are necessary to effect the authorized name change.
-
May 3, 2007: Authorized a forward stock split on one-new-share-for-every-two-shares-owned basis and authorized the Company’s officers to take such actions as are necessary to effect the forward stock split.

Audit Committee
There currently does not exist an audit committee of our board of directors. However, our current board intends to form such a committee in the near future and will appoint an independent director to serve on such committee who qualifies as and audit committee financial expert. This person shall be independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

Compensation of Directors
We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

Limitation of Liability and Indemnification
Our amended and restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no Section 16(a) forms were timely filed, as follows: (1) Woodstock Investments, LLC (10% owner): one Form 3, two Forms 4 reporting one transaction each and three Forms 5; (2) David Loflin (10% owner, former officer and director): one Form 3, four Forms 4 reporting one transaction each and three Forms 5; (3) Waddell D. Loflin (former officer and director): a Form 3, one Form 4 reporting one transaction and three Forms 5; (4) James Kaufman (former officer and director): one Form 3, one Form 4 reporting one transaction and one Form 5; Newlan & Newlan (former 10% owner): one Form 3 and one Form 5; and ALL Energy Company (10% owner), Dean E. Sukowatey (officer and director), Brian K. Gibson (officer and director) and Steven J. Leavitt (director): one Form 3.

Item 10.	Executive Compensation
The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ALL Fuels & Energy Company at any time during the year ended December 31, 2006, 2005 and 2004, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2006, 2005 and 2004. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2006, 2005 and 2004.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Loflin	2006	---	---	76,500	---	---	---	---	76,500
President and Acting Chief Financial Officer	2005	---	---	---	---	---	---	---	---
2004	---	---	---	---	---	---	---	---

Waddell D. Loflin	2006	---	---	4,000	---	---	---	---	4,000
Executive Vice President and Secretary	2005	---	---	---	---	---	---	---	---
2004	---	---	---	---	---	---	---	---

James Kaufman	2006	---	---	---	---	---	---	---	---
President	2005	---	---	---	---	---	---	---	---
2004	---	---	---	---	---	---	---	---
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

Outstanding Option Awards at Year End
The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2006, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Loflin	---	---	---	---	n/a	---	n/a	---	---
Waddell D. Loflin	---	---	---	---	n/a	---	n/a	---	---
James Kaufman	---	---	---	---	n/a	---	n/a	---	---
Director Compensation
The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2006, 2005 and 2004.
Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Loflin	---	---	---	---	---	---	---
Waddell D. Loflin	---	---	---	---	---	---	---
James Kaufman	---	---	---	---	---	---	---

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth, as of the dates indicated, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof.

All percentages in the following table are based on a total of 8,210,754 shares of common stock outstanding on January 22, 2007, the date of the change-in-control transaction. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o ALL Fuels & Energy Company, 6165 N.W. 86th Street, Johnston, Iowa 50131.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
Dean E. Sukowatey	-0-	-0-
Brian K. Gibson	-0-	-0-
Steven J. Leavitt	-0-	-0-
ALL Energy Company	4,700,000	57.24%
David Loflin (1)	1,000,000	12.18%
Newlan & Newlan (2)	699,000	8.51%
All executive officers and directors as a group (3 persons)	-0-	-0-
*	Less than 1%
(1)	Mr. Loflin’s address is 8733 Siegen Lane, Suite 309, Baton Rouge, Louisiana 70810.
(2)	This law firm’s address is 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan, our legal counsel.
All percentages in the following table are based on a total of 33,540,754 shares of common stock outstanding as if the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o ALL Fuels & Energy Company, 6165 N.W. 86th Street, Johnston, Iowa 50131.

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
2007
Change-in-Control Transaction. In January 2007, there occurred a change in control of ALL Fuels & Energy Company. Pursuant to a stock purchase agreement, ALL Energy Company, a Delaware corporation, purchased 4,700,000 shares, or 57.24%, of our then-outstanding common stock from David Loflin. ALL Energy Company paid $150,000 for the 4,700,000 shares of our common stock, which funds were derived from ALL Energy Company’s working capital.

Reorganization Agreement. On April 9, 2007, we completed the acquisition of 100% of the outstanding capital stock of ALL Energy Company, a Delaware corporation. Pursuant to the acquisition agreement, we issued a total of 25,330,000 shares of our common stock to the ALL Energy Company shareholders.

Currently, our officers, directors and ALL Energy Company own approximately 60.37% of our outstanding common stock, as follows: ALL Energy Company owns 4,700,000 shares, Dean E. Sukowatey owns 6,343,689 shares, Brian K. Gibson owns 62,987 shares and Steven J. Leavitt owns 62,987 shares..

In determining the number of shares of our common stock to be issued under the acquisition agreement, our board of directors did not employ any standard valuation formula or any other standard measure of value.

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

ALL Energy Company - Pre-incorporation and Subscription Agreement. The founders of ALL Energy Company, Dean Sukowatey and Sun Bear, LLC, a Texas limited liability company, entered into a pre-incorporation agreement and subscription. Under this agreement, each of these founders purchased all of their common stock of ALL Energy Company for nominal consideration. Further, this agreement requires that the shares of ALL Energy Company issued thereunder to Mr. Sukowatey and Sun Bear vote for Mr. Sukowatey as a director of ALL Energy, until such time they own together less than 50% of our outstanding common stock, which provision is no longer of any effect.

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

-
Upon the execution of each of the agreements with Delta-T and Pacesetter, each of Messrs, Swain, Swain, Broghammer, Zabler and Hopkins shall have the right, but not the obligation, to purchase 142,857 shares of ALL Energy Company common stock, for a cash consideration of $143.00; and

-
Each of Messrs. Swain, Swain, Broghammer, Zabler and Hopkins agreed to be bound by the terms and conditions of certain provisions of the pre-incorporation agreement and subscription described above, which provisions include an obligation to vote for Mr. Sukowatey as a director of ALL Energy Company, until such time as the founders of ALL Energy Company, including Messrs. Swain, Swain, Broghammer, Zabler and Hopkins, own less than 50% of the outstanding common stock of ALL Energy Company, which provision is no longer of any effect.

Should each of Messrs. Swain, Swain, Broghammer, Zabler and Hopkins purchase 142,857 shares of ALL Energy Company, assuming the completion of the acquisition of ALL Energy Company, our ownership of ALL Energy Company would be reduced to approximately 74%, without ALL Energy Company’s having received any significant value for the 26% ownership so purchased. It is likely that the purchases, if they occur, of this 26% ownership in ALL Energy Company would result in a significant one-time charge against our then-current earnings. The amount of any such charge against our earnings cannot be accurately predicted. Please see “Risk Factors” under “Item 1. Description of Business”.

2004
In June 2004, there occurred a change in control of ALL Fuels & Energy Company (then known as ICrystal, Inc.) Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC, a Louisiana limited liability company, purchased 602,588 shares (as adjusted for a subsequent 1-for-17 reverse split), or 51.91%, of our then-outstanding common stock from existing shareholders. In connection with this change in control, David Loflin and Waddell D. Loflin became our directors. Messrs. Loflin are brothers.

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
Index to Financial Statements of ALL Fuels & Energy Company.
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
* Filed herewith.
** Incorporated by reference to ALL Fuels & Energy Company’s Current Report on Form 8-K filed on December 1, 2006.
*** Incorporated by reference to the ALL Fuels & Energy Company’s Current Report on Form 8-K filed on January 23, 2007.
**** Incorporated by reference to the ALL Fuels & Energy Company’s Current Report on Form 8-K filed on February 2, 2007.
***** Incorporated by reference to the ALL Fuels & Energy Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 21, 2007.
(b) Reports on Form 8-K
During the three months ended December 31, 2006, we file one Current Report on Form 8-K: date of event: September 21, 2006.
Subsequent to December 31, 2006, we have filed the following Current Reports on Form 8-K: date of event: January 19, 2007; date of event: January 29, 2007; date of event: February 14, 2007; date of event: April 9, 2007; date of event: May 2, 2007; and date of event: May 3, 2007.

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
ALL FUELS & ENERGY COMPANY

By:	/s/ Dean E. Sukowatey
Dean E. Sukowatey, President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB/A has been signed by the following persons in the capacities and on the dates included:

/s/ Dean E. Sukowatey		May 7, 2007
Dean E. Sukowatey	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ Brian K. Gibson		May 7, 2007
Brian K. Gibson	Treasurer and Director

/s/ Steven J. Leavitt		May 7, 2007
Steven J. Leavitt	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.
As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of ALL Fuels & Energy Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB/A.


INDEX TO FINANCIAL STATEMENTS OF ICRYSTAL, INC.
Page
Report of Independent Registered Public Accounting Firm	F-2
Independent Auditors’ Report	F-3
Balance Sheet as of December 31, 2006	F-4
Statements of Operations for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006	F-5
Statements of Stockholders’ Equity for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006	F-6
Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2006	F-7
Notes to Financial Statements	F-9


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


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


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


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


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


ICRYSTAL, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Organization and Business
ICrystal, Inc. (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc., in June 1999, the name was changed to ICrystal, Inc.

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