Form 10QSB
period 2007-03-31
ALL Fuels & Energy Co
filed 2007-05-21
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact Name of Small Business Issuer as Specified in its Charter)
DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of Principal Executive Offices, including Zip Code)
(515) 331-6509
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-15-07
Common Stock, $.01 par value	50,761,131


PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of March 31, 2007 (unaudited), and December 31, 2006	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2007 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2007 (unaudited)	5
Notes to Interim Consolidated Financial Statements	7

ALL Energy Company
Consolidated Balance Sheets as of March 31, 2007 (unaudited), and December 31, 2006	8
Consolidated Statements of Operations for the Three Months Ended March 31, 2007, and the Period from August 18, 2006 (inception) to March 31, 2007 (unaudited)	10
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007, and the Period from August 18, 2006 (inception) to March 31, 2007 (unaudited)	11
Notes to Consolidated Financial Statements	13

Pro Forma Financial Statements
Pro Forma Consolidated Balance Sheet	14
Pro Forma Statement of Operations	15


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2007, and December 31, 2006
3/31/07 (unaudited)	12/31/06
ASSETS
Total assets	$---	$---
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$4,000	$4,000
Stockholders’ deficit
Common stock, $.01 par value; 80,000,000 shares authorized, 8,210,754 and 6,210,754 shares issued and outstanding	82,108	62,108
Additional paid-in capital	6,907,286	6,847,286
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(519,450)	(439,450)
Total stockholders' deficit	(4,000)	(4,000)
Total liabilities and stockholders’ deficit	$---	$---

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2007
Three Months Ended March 31,
2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 3/31/07
Revenues	$---	$---	$---
Operating Costs and Expenses
Consulting	---	---	180,000
Legal and accounting	---	---	126,000
Impairment charge	---	---	52,000
General and administrative	80,000	100	161,450
Total operating expenses	80,000	100	519,450
Net loss	(80,000)	(100)	(519,450)

Income (loss) per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	8,121,754	2,010,754

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2007
Three Months Ended March 31,
2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 3/31/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,000)	$(100)	$(519,450)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	80,000	---	462,500
Impairment charge	---	---	52,000
Increase in accounts payable	---	100	4,000
Net cash used in operating activities	---	0	(950)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party advances	0	0	(3,988)
Contributions from shareholders	0	0	950
Net cash provided by financing activities	0	0	(3,038)

NET CHANGE IN CASH	0	0	(3,988)
Cash, beginning of period	0	0	3,988
Cash, end of period	$0	$0	$0

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (unaudited)

Note 1	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of ALL Fuels & Energy Company (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and, at March 31, 2007, the Company had no operating assets or revenues and a stockholders’ deficit of $4,000.

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

Management believes that it will be able to secure adequate funds to remain in existence.
Note 2	Subsequent Events
Acquisition of ALL Energy Company
On April 9, 2007, the Company acquired 100% of the outstanding capital stock of ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 25,330,000 shares of its common stock in the acquisition transaction.

Change in Corporate Name
Effective May 3, 2007, the Company changed its name to “ALL Fuels & Energy Company”.
Forward Split of Common Stock
In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007.


ALL ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2007, and December 31, 2006
3/31/07 (unaudited)	12/31/06
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$358,618	$1,772,495
Advances - related party	---	22,500
Prepaid expenses	95,440	15,130
Total current assets	$454,058	$1,810,125
PROPERTY AND EQUIPMENT - AT COST
Land	951,238	---
Equipment	1,330	1,330
Construction-in-progress	134,685	117,467
1,087,253	118,797
Less accumulated depreciation	(237)	(126)
Total property and equipment - net	1,087,016	118,671
OTHER ASSETS
Deposits	---	10,000
Goodwill	266,045	---
Total other assets	266,045	10,000
Total assets	$1,807,119	$1,938,796

The accompanying notes are an integral part of these statements.


ALL ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS (cont.)
March 31, 2007, and December 31, 2006
3/31/07 (unaudited)	12/31/06
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,149	$24,483
Accrued liabilities - related party	---	40,056
Total current liabilities	44,149	64,539
Total Liabilities	44,149	64,539
Minority Interest	112,045	---
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2007, and December 31, 2006	$ ---	$ ---
Common stock, $.0001 par value; 100,000,000 shares authorized, 2,010,731 and 1,715,017 shares issued and outstanding at March 31, 2007, and December 31, 2006	201	171
Additional paid-in capital	2,363,493	2,067,708
Deficit accumulated in the development stage	(712,769)	(193,622)
Total stockholders’ equity	1,650,925	1,874,257
Total liabilities and stockholders’ equity	$1,807,119	$1,938,796

The accompanying notes are an integral part of these statements.


ALL ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007, and the Period from August 18, 2006 (inception) to March 31, 2007
Three Months Ended 3/31/07	Period from 8/18/06 (inception) to 3/31/07
Revenues	$---	$---
Expenses
Professional fees	348,046	414,339
General and administrative	180,322	326,912
528,368	741,251
Operating loss	(528,368)	(741,251)
Other income
Interest income	9,221	28,482
Net loss	$(519,147)	$(712,769)

The accompanying notes are an integral part of these statements.


ALL ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007, and the Period from August 18, 2006 (inception) to March 31, 2007
Three Months Ended 3/31/07	Period from 8/18/06 (inception) to 3/31/07
Cash Flows from Operating Activities
Net loss	$(519,147)	$(712,769)
Reconciliation of net loss to net cash used for operating activities
Depreciation	111	237
Consulting services settled in stock	295,815	299,145
(Increase) in prepaid expense	(80,310)	(95,440)
Decrease (increase) in advances - related party	22,500	---
Decrease (increase) in deposits	10,000	---
Increase in accounts payable	15,666	40,149
Decrease (increase) in accrued liabilities - related party	(40,056)	---
Net cash used for operating activities	(295,421)	(468,678)

Cash Flows from Investing Activities
Purchase of land	(951,238)	(951,238)
Purchase of office equipment	---	(1,330)
Acquisition of AFSE	(150,000)	(150,000)
Increase in construction-in-progress	(17,218)	(134,685)
Net cash used for investing activities	(1,118,456)	(1,237,253)

The accompanying notes are an integral part of these statements.


Cash Flows from Financing Activities
Proceeds from sale of common stock, net of offering costs	---	2,064,549
Net cash used provided by financing activities	---	2,064,549

Increase (decrease) in cash	(1,413,877)	358,618
Cash at beginning of period	1,772,495	---
Cash at end of period	$358,618	$358,618

The accompanying notes are an integral part of these statements.


ALL ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (unaudited)

Note 1	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements of ALL Energy Company (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options.

Note 2	Acquisition of ALL Fuels & Energy Company
In January 2007, the Company acquired control of ALL Fuels & Energy Company (f/k/a ICrystal, Inc.) (“AFSE”), a publicly traded company, by purchasing 4,700,000 shares of common stock of AFSE. The Company paid $150,000 in cash for the AFSE stock. With ownership of approximately 57% of the outstanding stock of AFSE, the Company has consolidated AFSE in its financial statements. This transaction resulted in goodwill of $266,045 being recorded and included in the consolidated financial statements along with accounts payable of $4,000 and a minority interest of $112,045.

The activity related to AFSE from the acquisition date in January 2007 through the end of the fiscal period has been included in the accompanying financial statements.
Note 3	Purchase of Land
In March 2007, the Company acquired approximately 150 acres of land located in Manchester, Iowa. The Company paid $949,738 in cash for this parcel of land.
Note 4	Subsequent Event
Change in Control
In April 2007, pursuant to a reorganization agreement among AFSE and the shareholders of the Company, AFSE acquired 100% of the outstanding capital stock of the Company, pursuant to which the Company became a wholly-owned subsidiary of AFSE.


Pro Forma Consolidated Balance Sheet
The following pro forma consolidated balance sheet has been derived from the balance sheet of ALL Fuels & Energy Company (“AFSE”) at March 31, 2007, and adjusts such information to give effect to the acquisition of ALL Energy Company (“ALL Energy”), as if the acquisition had occurred at March 31, 2007. The pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at March 31, 2007. The pro forma balance sheet should be read in conjunction with the notes thereto and ALL Energy’s financial statements and related notes thereto contained elsewhere in this filing.

A pro forma consolidated balance sheet is presented below.
AFSE	ALL Energy	Pro Forma Adjustments	Pro Forma
Cash	$ ---	$358,618	$ ---	$358,618
Total current assets	---	454,058	---	454,058
Goodwill	---	266,045	(266,045)	(a)(b)	---
Investment in subsidiary	1,650,925	---	(1,650,925)	(a)	---
Total assets	$1,650,925	$1,807,119	$(1,916,970)	$1,541,074
Total liabilities	$4,000	$44,149	$4,000	$44,149
Minority interest	---	112,045	(112,045)	(a)	---
Shareholders’ Equity (Deficit)
Preferred stock	---	---	---	---
Common stock	335,408	201	(201)	(a)	335,408
Treasury stock	---	---	(150,000)	(b)	(150,000)
Additional paid-in capital	8,304,911	2,363,493	(2,363,493)	(a)	8,304,911
Receivable from shareholder	(50,000)	---	---	(50,000)
Accumulated deficit	(6,423,944)	---	---	(6,423,944)
Deficit accumulated during the development stage	(519,450)	(712,769)	712,769	(a)	(519,450)
Total Shareholders Equity (Deficit)	1,646,925	1,650,925	(1,800,925)	1,496,925
$1,650,925	$1,691,074	$(1,800,925)	$1,541,074
(a) - elimination of investment in consolidated subsidiary
(b) - reclass shares held to treasury stock


Pro Forma Statement of Operations
The following pro forma statement of operations has been derived from the statement of operations of AFSE at March 31, 2007, and adjusts such information to give effect to the acquisition of ALL Energy, as if the acquisition had occurred at January 1, 2007. The pro forma statement of operations is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at January 1, 2007. The pro forma statement of operations should be read in conjunction with ALL Energy’s financial statements and related notes thereto contained elsewhere in this filing.

A pro forma statement of operations is presented below.
AFSE	ALL Energy	Pro Forma Adjustments	Pro Forma
Revenues	$ ---	$ ---	$ ---	$ ---
Expenses
Consulting	---	---	---	---
Legal and accounting	---	---	---	---
Professional fees	---	348,046	---	348,046
Impairment charge	---	---	---	---
General and administrative	80,000	180,322	---	260,322
Total expenses	80,000	528,368	---	608,368
Operating loss	(80,000)	(528,368)	---	(608,368)
Other Income	---	9,221	---	9,221
Net loss	$(80,000)	$(519,147)	---	$(599,147)


FORWARD-LOOKING STATEMENTS
On April 9, 2007, we acquired ALL Energy Company, a privately-held, development-stage ethanol company based in Johnston, Iowa. References to “us”, “we” and “our” include ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, unless otherwise indicated.

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

In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, on April 9, 2007, we acquired 100% of ALL Energy Company, a development-stage ethanol company.

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

New Accounting Pronouncement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We do not believe this statement will adversely impact our financial statements.

Three Month Periods Ended March 31, 2007 and 2006
During the three month periods ended March 31, 2007 and 2006, we did not engage in active business operations and had no revenues.

During all of 2005 and until November 2006, our company sought to locate a private company with which to enter into a business combination transaction.

Plan of Operations
Ethanol. Unless and until we obtain significant capital, approximately $200 million for the construction of our proposed ethanol production facility in Manchester, Iowa (the “Manchester facility”) or approximately $106 million for our proposed purchase of ACE Ethanol, LLC, a Stanley, Wisconsin-based operator of an ethanol production facility, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities.

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

Current Liquidity
At March 31, 2007, ALL Energy Company had $358,618 (unaudited) in cash and working capital of $409,909 (unaudited). Subsequent to March 31, 2007, we obtained $488,000 in cash from a loan secured by the 150 acres of land we own in Manchester, Iowa, for which we paid $954,000. Currently, we possess approximately $800,000 in cash. This amount of cash is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

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
Capital Expenditures
During the three month periods ended March 31, 2007 and 2006, we made no capital expenditures.
In March 2007, ALL Energy Company purchased approximately 150 acres of real property located adjacent to Manchester, Iowa, for $945,000 in cash. We intend to construct the Manchester facility on this site.

Should we obtain the capital required to build the Manchester facility or to purchase ACE Ethanol, LLC, our capital expenditures during the remainder of 2007 will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 3.	Controls and Procedures.
Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. Prior to the first quarter of 2007, however, we did have deficiencies in our disclosure controls and procedures as a result of our lack of accounting personnel, due to our then-limited financial resources. Our acquisition of ALL Energy Company has allowed us to retain adequate accounting personnel.

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceedings.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three month ended March 31, 2007, we issued the following unregistered securities:
1.	(a)	Securities Sold. In January 2007, 2,000,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin.
(c)	Consideration. Such shares of common stock were issued as a retention bonus and were valued at $.04 per share, or $80,000, in the aggregate.
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
In March 2007, holders of approximately 69.42% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from ICrystal, Inc. to “ALL Fuels & Energy Company”. This name change became effective May 3, 2007.

In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will not be effected until such time as we have disseminated an appropriate information statement.

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
(b) Reports on Form 8-K
During the three months ended March 31, 2007, we filed the following Current Reports on Form 8-K: (1) date of event: January 19, 2007; (32 January 29, 2007; and (3) February 14, 2007.
Subsequent to March 31, 2007, we have filed the following Current Reports on Form 8-K: (1) date of event: April 9, 2007, as amended; (2) date of event: May 2, 2007; (3) and May 3, 2007.


SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer