Form 10QSB
period 2007-06-30
ALL Fuels & Energy Co
filed 2007-08-20
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-15-07
Common Stock, $.01 par value	50,821,215


PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited), and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007 (unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements	8


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007, and December 31, 2006
6/30/07 (unaudited)	12/31/06
ASSETS
Current assets
Cash and cash equivalents	$657,505	$---
Prepaid expenses	97,639	---
Total current assets	755,144	---
Property and equipment - at cost
Land	951,238	---
Equipment	1,093	---
Construction-in-progress	164,861	---
1,117,192	---
Less accumulated depreciation	(105)	---
Total property and equipment - net	1,117,087	---
Other assets
Deferred borrowing costs	4,492	---
Total other assets	4,492	---
Total assets	$1,876,723	$---
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$49,493	$4,000
Total current liabilities	49,493	4,000
Long-term debt	488,000	---
Total liabilities	537,493	---
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,821,215 and 9,316,131 shares issued and outstanding	508,212	93,161
Additional paid-in capital	8,564,637	6,816,233
Treasury stock, at cost	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(1,109,675)	(439,450)
Total stockholders' equity (deficit)	1,339,230	(4,000)
Total liabilities and stockholders’ deficit	$1,876,723	$---

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007
Three Months Ended June 30,	Six Months Ended June 30,
2007	2006	2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 6/30/07
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	810,000	---	374,700	---	554,700
Legal and professional	104,232	---	104,232	---	230,232
Impairment charge	---	---	---	---	52,000
General and administrative	120,497	---	200,497	100	281,947
Total operating expenses	1,034,729	---	679,429	100	1,118,879
Other income (expense)
Interest expense	(9,803)	---	(9,803)	---	(9,803)
Interest income	5,882	---	5,882	---	5,882
Rental income	13,125	---	13,125	---	13,125
Total other income	9,204	---	9,204	---	9,204
Net loss	$(1,025,525)	$---	$(670,225)	$(100)	$(1,109,675)

Income (loss) per share	$(0.02)	$0.00	$(0.02)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	46,812,186	3,016,131	29,497,492	3,016,131

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007
Six Months Ended June 30,
2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 6/30/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,225)	$(100)	$(1,109,675)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	105	---	105
Stock issued for services	454,700	---	837,200
Impairment charge	---	---	52,000
Increase in prepaids	(19,368)	100	(19,368)
Increase in accounts payable	5,344	100	9,344
Net cash used for operating activities	(229,444)	---	(230,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on construction in progress	(30,177)	---	(30,177)
Net cash used for financing activities	(30,177)	---	(30,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	---	75,000
Cash acquired in acquisition	358,618	---	358,618
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	483,508	---	483,508
Contributions from shareholders	---	---	950
Net cash provided by financing activities	917,126	---	914,088

NET CHANGE IN CASH	657,505	---	653,517
Cash, beginning of period	---	---	3,988
Cash, end of period	$657,505	$---	$657,505
The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB/A.

Note 2	Acquisition of ALL Energy Company
On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 25,330,000 shares of stock in exchange for 100% of the stock of ALL Energy Company. The transaction resulted in net assets in the amount of approximately $1,630,000 being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000.

The activity related to ALL Energy Company from the acquisition date in April 2007 through the end of the fiscal period has been included in the accompanying financial statements.
Note 3	Change in Corporate Name
Effective May 3, 2007, the Company changed its name to “ALL Fuels & Energy Company”.
Note 4	Forward Split of Common Stock
In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007. The financial statement presentation has been adjusted to reflect this forward stock split.

Note 5	Prepaid Expenses
At June 30, 2007, the Company had prepaid expenses of $97,639, of which $77,820 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions are capitalized, while those associated with unsuccessful acquisition efforts are expensed. The remaining $19,819 represents prepaid insurance.

Note 6	Land, Equipment and Construction in Progress
The Company owns, as a result of its acquisition of ALL Energy Company, 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,100 of office equipment. Since its inception in August 2006, ALL Energy Company has paid approximately $164,861 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 7	Long-term Debt
On April 5, 2007, the Company obtained financing on the land discussed in Note 6. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction has a three year term, with interest at “prime” and monthly interest-only payments until the end of the term.

Note 8	Non-cash Investing and Financing
In conjunction with the acquisition discussed in Note 2, the Company received net assets, after assuming certain liabilities, of approximately $1,271,000 net of approximately $359,000 of cash received in the acquisition.

Note 9	Capital Stock
Stock for Services
During the first six months of 2007, the Company issued a total of 2,360,000 shares of common stock to third-party consultants for services, resulting in $454,700 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations.

During the first six months of 2006, the Company did not issue any shares to third-party consultants for services.
The Company measured the transactions at the respective dates of issuance at 50% of the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

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

Critical Accounting Policies
While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

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

Six Month Periods Ended June 30, 2007 and 2006
During the six months ended June 30, 2006, we did not engage in active business operations and had no revenues. Since our acquisition of ALL Energy Company in April 2007, we have engaged in active business operations, but have not yet generated revenues from our activities.

During the current period, we acquired a company that had spent approximately $164,861 with respect to pre-construction activities relating to or proposed Manchester, Iowa, ethanol production facility. It is expected that the level of these expenditures will be substantially less during the remainder of 2007.

Our monthly operating expenses unrelated to pre-construction activities, which including salary and professional fees, currently are approximately $40,000. The level of such operating expenses is expected to remain substantially the same for the remainder of 2007, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should we successful in so acquiring an existing facility, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Plan of Operations
Ethanol. Unless and until we obtain significant capital, approximately $200 million for the construction of our proposed ethanol production facility in Manchester, Iowa (the “Manchester facility”) or approximately $102.5 million for our proposed purchase of Ace Ethanol, LLC, a Stanley, Wisconsin-based operator of an ethanol production facility, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities.

Should we obtain the capital necessary only to construct the Manchester facility, our activities will be focused on completing that construction project on time and under budget, as we will not derive revenues from the Manchester facilities until construction is completed, a period of between 14 and 18 months from the date construction begins.

Should we obtain the capital necessary to acquire Ace Ethanol, LLC, we would, immediately upon completion of such acquisition transaction, become an ethanol producer. In this regard, we have obtained a intent to provide up to $121 million of debt financing. Also, we have obtained an additional letter of intent for over $25 million in secondary debt financing. However, the final terms of these financing facilities remain subject to final negotiation.

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

Current Liquidity
At June 30, 2007, we had $657,505 in cash and working capital of $701,651. In April 2007, we obtained $488,000 in cash from a loan secured by the 150 acres of land we own in Manchester, Iowa, for which we paid approximately $951,000. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
Ethanol. We require approximately $200 million to construct the Manchester facility and approximately $106 million to purchase Ace Ethanol, LLC. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. In this regard, we have obtained a intent to provide up to $121 million of debt financing. Also, in the near future, we expect to obtain an additional letter of intent for over $25 million in financing. However, the final terms of these financing facilities remain subject to final negotiation. Should we fail to negotiate successfully the final terms of these funding arrangement, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Web Page Publishing. We have determined not to commit any resources to the web page publishing business of our subsidiary, Venus Associates, Inc.
Capital Expenditures
During the six month periods ended June 30, 2007 and 2006, we made no capital expenditures.
In March 2007 and prior to our acquiring ALL Energy Company, that company purchased approximately 150 acres of real property located adjacent to Manchester, Iowa, for approximately $951,000 in cash. We intend to construct the Manchester facility on this site.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceedings.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three month ended June 30, 2007, we issued the following unregistered securities:
1.	(a)	Securities Sold. In April 2007, 25,300,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to the owners of ALL Energy Company, a Delaware corporation.
(c)	Consideration. Such shares of common stock were issued pursuant to a plan and agreement of reorganization in consideration of 100% of the outstanding capital stock of ALL Energy Company.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In May 2007, 260,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin.
(c)	Consideration. Such shares of common stock were issued pursuant to consulting agreement and were valued at $262,200, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

3.	(a)	Securities Sold. In May 2007, 100,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Capital Financial Consultants, Inc.
(c)	Consideration. Such shares of common stock were issued pursuant to consulting agreement and were valued at $112,500, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

4.	(a)	Securities Sold. In June 2007, 75,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Rick Bertrand.
(c)	Consideration. Such shares of common stock were sold for $75,000 in cash.
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

In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

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
(b) Reports on Form 8-K
During the three months ended June 30, 2007, we filed the following Current Reports on Form 8-K: (1) date of event: April 9, 2007, as amended; (2) date of event: May 2, 2007; (3) and May 3, 2007.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer