Form 10QSB
period 2007-09-30
ALL Fuels & Energy Co
filed 2007-11-19
CIK 1103384

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-15-07
Common Stock, $.01 par value	50,951,215


PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited), and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007 (unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements	8


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007, and December 31, 2006
9/30/07 (unaudited)	12/31/06
ASSETS
Current assets
Cash and cash equivalents	$502,662	$---
Prepaid expenses	103,022	---
Total current assets	605,684	---
Property and equipment - at cost
Land	951,238	---
Equipment	1,093	---
Construction-in-progress	182,233	---
1,134,564	---
Less accumulated depreciation	(183)	---
Total property and equipment - net	1,134,381	---
Other assets
Deferred borrowing costs	14,082	---
Total other assets	14,082	---
Total assets	$1,754,147	$---
The accompanying notes are an integral part of these statements.


9/30/07 (unaudited)	12/31/06
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$60,657	$4,000
Total current liabilities	60,657	4,000
Long-term debt	488,000	---
Total liabilities	548,657	---
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,851,215 and 9,316,131 shares issued and outstanding	508,512	93,161
Additional paid-in capital	8,594,337	6,816,233
Treasury stock, at cost	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,994)	(6,423,944)
Deficit accumulated during the development stage	(1,273,415)	(439,450)
Total stockholders' equity (deficit)	1,205,490	(4,000)
Total liabilities and stockholders’ deficit	$1,754,147	$---

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007
Three Months Ended 9/30	Nine Months Ended 9/30
2007	2006	2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 9/30/07
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	80,000	---	454,700	---	634,700
Legal and professional	26,224	---	130,456	---	256,456
Impairment charge	---	---	---	---	52,000
General and administrative	48,772	76,500	249,269	76,600	330,719
Total operating expenses	154,996	76,500	834,425	76,600	1,273,875
Other income (expense)
Interest expense	(13,918)	---	(23,721)	---	(23,721)
Interest income	5,174	---	11,056	---	11,056
Rental income	---	---	13,125	---	13,125
Total other income (expense)	(8,744)	---	460	---	460
Net loss	$(163,740)	$(76,500)	$(833,965)	$(76,600)	$(1,273,415)

Income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	50,822,548	2,760,754	36,858,961	2,260,754

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007
Nine Months Ended 9/30
2007	2006	Period from Commencement of Development Stage (June 7, 2004) to 9/30/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(833,965)	$(76,600)	$(1,273,415)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	183	---	183
Stock issued for services and compensation	484,700	76,500	867,200
Impairment charge	---	---	52,000
Increase in prepaids	(24,751)	---	(24,751)
Increase in accounts payable	16,508	100	20,508
Net cash used for operating activities	(357,325)	---	(358,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on construction in progress	(47,549)	---	(47,549)
Net cash used for financing activities	(47,549)	---	(47,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	---	75,000
Cash acquired in acquisition	358,618	---	358,618
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	473,918	---	473,918
Contributions from shareholders	---	---	950
Net cash provided by financing activities	907,536	---	904,498

NET CHANGE IN CASH	502,662	---	498,674
Cash, beginning of period	---	---	3,988
Cash, end of period	$502,662	$---	$502,662

Cash paid for:
Interest	$11,915	$---	$21,718
Cash acquired in acquisition	$---	$---	$---
The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (unaudited)

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
At September 30, 2007, the Company had prepaid expenses of $103,022, of which $87,820 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions are capitalized, while those associated with unsuccessful acquisition efforts are expensed. The remaining $15,202 represents prepaid insurance.

Note 6	Land, Equipment and Construction in Progress
The Company owns, as a result of its acquisition of ALL Energy Company, 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,100 of office equipment. Since its inception in August 2006, ALL Energy Company has paid approximately $182,233 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

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
Stock for Services
During the first nine months of 2007, the Company issued a total of 2,360,000 shares of common stock to third-party consultants for services, resulting in $454,700 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. The Company measured the transactions at the respective dates of issuance at 50% of the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first nine months of 2007, the Company issued a total of 30,000 to two of its directors as bonuses. The issuance of these shares resulted in $30,000 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first nine months of 2006, the Company did not issue any shares to third-party consultants for services.
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

Stock-Based Compensation. We account for stock-based compensation based on the provisions of Statement of Financial Accounting Standards No. 123R. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (FAS-123R). This statement replaces FAS-123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

Nine Month Periods Ended September 30, 2007 and 2006
During the nine months ended September 30, 2006, we did not engage in active business operations and had no revenues. Since our acquisition of ALL Energy Company in April 2007, we have engaged in active business operations, but have not yet generated revenues from our activities.

During the current period, we acquired a company that had spent approximately $164,861 with respect to pre-construction activities relating to or proposed Manchester, Iowa, ethanol production facility. It is expected that the level of these expenditures will be substantially less during the remainder of 2007.

Our monthly operating expenses unrelated to pre-construction activities, which including salary and professional fees, currently are approximately $40,000. The level of such operating expenses is expected to remain substantially the same for the remainder of 2007 and the first half of 2008, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should we successful in so acquiring an existing facility, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Plan of Operations
Ethanol. Unless and until we obtain significant capital, approximately $200 million for the construction of our proposed ethanol production facility in Manchester, Iowa (the “Manchester facility”) or up to approximately $100 million for our proposed purchase of Ace Ethanol, LLC, a Stanley, Wisconsin-based operator of an ethanol production facility, our operations will be limited, with respect to the Manchester facility, to pre-construction tasks, such as air quality and water quality permitting activities. Recently, we submitted a letter of intent to acquire an existing ethanol production facility located in Iowa, with an annual ethanol production capacity of between 30 and 40 million gallons.

Should we obtain the capital necessary only to construct the Manchester facility, our activities will be focused on completing that construction project on time and under budget, as we will not derive revenues from the Manchester facilities until construction is completed, a period of between 14 and 18 months from the date construction begins.

Should we obtain the capital necessary to acquire Ace Ethanol, LLC or another ethanol production facility, we would, immediately upon completion of such acquisition transaction, become an ethanol producer. In this regard, we have obtained a intent to provide up to $121 million of debt financing. Also, we have obtained an additional letter of intent for over $25 million in secondary debt financing. However, the final terms of these financing facilities remain subject to final negotiation.

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

Current Liquidity
At September 30, 2007, we had $502,662 in cash and working capital of $545,027. In April 2007, we obtained $488,000 in cash from a loan secured by the 150 acres of land we own in Manchester, Iowa, for which we paid approximately $951,000. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
Ethanol. We require approximately $200 million to construct the Manchester facility and up to approximately $100 million to purchase Ace Ethanol, LLC or another ethanol production facility. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. In this regard, we have obtained a intent to provide up to $121 million of debt financing. Also, in the near future, we expect to obtain an additional letter of intent for over $25 million in financing. However, the final terms of these financing facilities remain subject to final negotiation. Should we fail to negotiate successfully the final terms of these funding arrangement, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Web Page Publishing. We have determined not to commit any resources to the web page publishing business of our subsidiary, Venus Associates, Inc.
Capital Expenditures
During the nine month periods ended September 30, 2007 and 2006, we made no capital expenditures.
In March 2007 and prior to our acquiring ALL Energy Company, that company purchased approximately 150 acres of real property located adjacent to Manchester, Iowa, for approximately $951,000 in cash. We intend to construct the Manchester facility on this site.

Should we obtain the capital required to build the Manchester facility or to purchase an existing ethanol production facility, our capital expenditures during the remainder of 2007 and the first half of 2008 will be significant. However, we cannot predict the exact amount of these potential expenditures.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceedings.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three month ended September 30, 2007, we issued the following unregistered securities:
1.	(a)	Securities Sold. In September 2007, 30,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to two of our directors, Brian K. Gibson (15,000 shares) and Steven J. Leavitt (15,000 shares).
(c)	Consideration. Such shares of common stock were issued as bonuses and were valued at $30,000, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These issuees were sophisticated investors capable of evaluating an investment in the company.

Subsequent to September 30, 2007, we have issued the following unregistered securities:
1.	(a)	Securities Sold. In October 2007, 50,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to KM Casey No1, LTD.
(c)	Consideration. Such shares of common stock were issued pursuant to consulting agreement and were valued at $21,250, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This issuee was a sophisticated investor capable of evaluating an investment in the company.

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
(b) Reports on Form 8-K
During the three months ended September 30, 2007, we did not file a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer