Form 10KSB
period 2007-12-31
ALL Fuels & Energy Co
filed 2008-04-16
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ALL Fuels & Energy Company
(Name of Small Business Issuer in its Charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of Principal Executive Offices, Including Zip Code)
(515) 331-6509
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Registrant's revenues for its most recent fiscal year were $-0-.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 11, 2008, was approximately $15,000,000.
The number of shares outstanding of the issuer's common equity as of April 11, 2008, was 50,232,703 shares of common stock, par value $.01.
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

FORWARD-LOOKING STATEMENTS
References to “us”, “we” and “our” include ALL Fuels & Energy Company, its subsidiary, ALL Energy Company, and that company’s subsidiary, ALL Energy Manchester, LLC, and AFSE Enzyme, LLC, unless otherwise indicated.

Certain forward-looking statements herein are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president, Dean E. Sukowatey;
-	Whether we are able to obtain adequate capital with which to purchase and/or construct one or more ethanol production facilities; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
2007 Developments
In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in April 2007, we consummated a plan and agreement of reorganization with ALL Energy Company, a development-stage ethanol company, whereby ALL Energy Company became our wholly-owned subsidiary. Our management and that of ALL Energy Company was and is the same.

Our Company Now
Currently, we are actively pursuing the acquisition of one or more operating ethanol production facilities. Also, we have recently formed a new subsidiary that is to pursue the development and commercial exploitation of one or more enzymes intended to boost ethanol production rates. Further, we own approximately 150 acres of real property in Manchester, Iowa, on which we intend to construct a 100 million gallon (per year) ethanol production facility.

Overview
Our subsidiary, ALL Energy Company, was incorporated in August 2006, with the intention of operating as an ethanol producer, focusing primarily on the production and sale of ethanol and its co-products. We have adopted ALL Energy Company’s ethanol-related business plan. In the current climate of historically-high oil prices, we believe this focus will enable us to build a successful ethanol production and distribution business.

During the past 18 months, we have obtained approximately $2.3 million through two private offerings. These funds have allowed us to achieve important business objectives related to the pursuit of an acquisition of an operating ethanol production facility, the development of an enzyme technology and the construction of our first proposed ethanol production facility.

Business Objective
It is our goal to become a significant producer of ethanol and its co-products in the United States, that is, to become a producer of at least 500 million gallons of ethanol annually.
Current Status of Business Activities
Ethanol Production Facility Acquisition. Throughout 2007 and continuing to the present, we have sought to acquire one or more existing ethanol production facilities. We have executed letters of intent to make such an acquisition, but have been unable to enter into a definitive acquisition agreement. Our management is currently negotiating the purchase of two separate ethanol production facilities. There is, however, no assurance that we will be able to purchase an existing ethanol production facility. Further, it is currently anticipated that the capital required to complete any such purchase will be obtained in the form of debt financing or a combination of debt financing and equity. We have not obtained a specific financing commitment and there is no assurance that we will ever obtain the financing needed to complete any proposed acquisition.

Enzyme Development. We recently announced the formation of an alliance with a cellulosic biotech company embodied in the formation of a new subsidiary, AFSE Enzyme, LLC. This venture intends to pursue the development and commercialization of an ethanol “super” enzyme, producing cellulosic ethanol with a theoretical savings of up to 50% reduction in ethanol production costs. Ethanol produced by such a super enzyme would be manufactured from sustainable non-food biomass and surplus waste products, such as wood chips, household garbage and sugarcane waste, which are abundantly available domestically and internationally. One of the key benefits would be the elimination of the cost of the more traditional component ethanol feed-stock, corn. There is no assurance that we will be successful in developing and commercializing any enzyme products.

Proposed Manchester, Iowa, Ethanol Production Facility.
Purchase of Land. We own approximately 150 acres of real property located near Manchester, Iowa. It is our intention to construct a 100 million gallon (per year) ethanol production facility on this land. We refer to this proposed ethanol production facility as “the Manchester facility”. This property has the following characteristics:

Property Location:	Manchester, Iowa, midway between Waterloo and Dubuque, Iowa.
Property Size:	Approximately 150 acres.
Purchase Price:	$945,000.
Ingress/Egress:	Easy access to Iowa State Highway 20.
Market Availability:	Highway access for trucking ethanol and DDGS; situated in Northeast Iowa with close proximity to feed markets for Wet Distillers Grain with Soluables (WDGS).
Power Supply:	Electricity supply is ample for the proposed production facility and there are two nearby natural gas pipelines.
Water Supply:	Well water is available, with back-up water supply available from the City of Manchester.
Sewer:	Available, if needed, from the City of Manchester.
Corn Availability:	Our commissioned corn feasibility study indicates that there are ample corn supplies in close proximity to the Manchester facility, as proposed.
Economic Incentives:
We have received in excess of $17 million in infrastructure improvements, tax credits and property tax abatements from the City of Manchester, Iowa, and the State of Iowa in support of the Manchester facility. The City has agreed to provide us with sewer service to the Manchester facility site, roadway improvements in and around the Manchester facility site and a 10-year property tax abatement, a total incentive package in excess of $6.6 million. In addition, the Iowa Department of Economic Development has awarded us a sales and use tax credit in an amount in excess of $10.4 million for High Quality Job Creation.

Local Government:
The City of Manchester has indicated its informal approval of proposed entrances and exits for the Manchester site. The Manchester city council has met on several occasions since the middle of 2006 regarding the Manchester facility, as proposed, and indicated that it is amenable to the needs of that proposed facility.

We require approximately $200,000,000 in financing, either debt, equity or a combination thereof, to construct the Manchester facility. Due to current market conditions, both in the ethanol industry and the overall U.S. economy, we cannot assure you that we will be able to construct the Manchester facility, as proposed, as we have not obtained any commitment for any such funding. However, should we obtain needed financing, the Manchester facility is expected to have the following characteristics:

Annual Ethanol Production Capacity:	Design capacity of 100 million gallons per year, with an anticipated annual ethanol production rate of 124 million gallons.
Ownership:	100%.
Production Process:	Dry-Milling.
Primary Energy Source:	Natural Gas.
Estimated DDGS Production per Year:	381,000 tons.
Estimated Corn Processed per Year:	42.4 million bushels.
Our progress towards constructing the Manchester facility has slowed significantly, since the middle of 2007, due to our management’s determining that the current market conditions are not favorable for undertaking the construction of a new ethanol production facility, that is, our management has determined that the ethanol industry is temporarily over-built. We do not have a specific time-frame for completing the construction of the Manchester facility. In this regard, we will be guided by future market conditions, none of which can be predicted. The Manchester facility is to be the first ethanol production facility that is part of our five-plant project development agreement with Delta-T Corporation. Under the development agreement, Delta-T is to provide design engineering services. Our management has begun the process of selecting the construction firm that will be hired by us to build the Manchester facility. As of the date hereof, we have not entered into any contract with any such construction firm. However, with the respect to the Manchester facility, we have entered into working relationships with two construction firms, one based in Minnesota, the other in Wisconsin, as we continue the process of completing the design of the Manchester facility.

Annexation of Land. In March 2007, the City of Manchester, Iowa, annexed the 150 acres on which we propose to build the Manchester facility, a 100 million gallon per year ethanol production facility.
Economic Incentives. We have received in excess of $17 million in infrastructure improvements, tax credits and property tax abatements from the City of Manchester, Iowa, and the State of Iowa in support of the Manchester facility. The City has agreed to provide us with sewer service to the Manchester facility site, roadway improvements in and around the Manchester facility site and a 10-year property tax abatement, a total incentive package in excess of $6.6 million. In addition, the Iowa Department of Economic Development has awarded us a sales and use tax credit in an amount in excess of $10.4 million for High Quality Job Creation.

Air Quality Construction Permit. In May 2007, the Iowa Department of Natural Resources issued the final Air Quality Construction Permit relating to the Manchester facility. We have engaged Yaggy-Colby to consult on air-related environmental matters relating to the Manchester facility.

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

Delta-T Corporation. We have engaged Delta-T Corporation to provide project engineering services with respect to the Manchester facility. We have made significant progress towards completing the necessary preliminary engineering work relating to the Manchester facility. However, as noted above, our progress in this regard has slowed.

Our Competitive Advantages and Disadvantages
Competitive Advantages. Our management believes we will have certain competitive advantages over our competition, including the following:
-	Plant Design Efficiencies. Our future ethanol production facilities will embody the latest technologies to promote cost savings.
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

Competitive Disadvantages. While our management believes we possess competitive advantages, there are certain competitive disadvantages that we must overcome, including the following:
-
Small Capital Base: We do not possess sufficient capital to construct the proposed Manchester facility or to purchase an existing ethanol production facility. Without significant additional capital, it is likely that we would be unable to accomplish either objective.

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

Proposed Business and Implementation Strategy
In General. To achieve our goal of becoming a significant producer of ethanol in the U.S., that is, a producer of 500 million gallons per year of ethanol, we have developed a strategy that we intend to pursue. Our strategy, which is dependent on our ability to obtain significant additional capital, has the following important elements:

-
Low-cost production capacity. It is our intention to capitalize on the demand in the U.S. for ethanol by establishing increasing production capacity as quickly as possible over the next several years. In pursuing our expansion strategy, we will seek to acquire and/or build large-scale facilities with design elements that incorporate technology improvements and continue to acquire and/or build facilities in locations with access to multiple rail services. We believe that using similar facility designs will permit us to lower our costs relating to spare parts and to take advantage of our operations experience to be gained at other future facilities.

-
Focus on Cost Efficiency. Our corporate challenge will always be to seek greater economies of scale in our operations and to maximize energy efficiency and increase yield. Included in this challenge will be to purchase corn during peak supply periods to reduce our corn costs and to reduce our per-unit energy and transportation costs where possible.

-
Implement Risk Mitigation Strategies. Once we acquire an ethanol production facility, our management will begin its efforts to mitigate our exposure to commodity price fluctuations by purchasing a portion of our corn requirements on a fixed price basis and purchasing corn and natural gas futures contracts. In addition, it is expect that, to mitigate our ethanol price risk, we will sell a portion of our future production under fixed price and indexed contracts. Should we be successful in managing our exposure to commodity price fluctuations, we expect that our operating results will be less volatile. There is no assurance that we will be successful in these efforts.

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

-
Pursue Potential Acquisition Opportunities. Assuming that we have capital available, we believe that there exist opportunities for expansion of our business through acquisitions will be available. Such an acquisition could involve ethanol production, storage or distribution facilities and related infrastructure, as well as potential facility sites under development.

In Particular. It is likely that any ethanol production facility owned by us will use corn feedstock. The distiller’s grains byproducts, which are the remnants of the corn after the ethanol-producing starch is removed, will be sold to dairies, cattle lots and hog operations as a valuable protein feed supplement.

We intend to have our plants embody the latest available technology that fractionates the corn into more value-added products that allow the value of the Dried Distillers Grain with Solubles (DDGS) to increase significantly over the current value. Also, where possible, we intend to integrate new technologies that allow for improved natural gas consumption into our plant facilities. If beneficial, we intend to implement biomass boilers and/or anaerobic digestion to promote increased operating efficiency at a particular plant. Also, we intend that each production facility be designed or re-engineered to accommodate new ethanol feed stocks, as the economics change among the various feedstock commodities.

Industry Overview
Ethanol is marketed across the U.S. as a gasoline blend component that serves as a clean air additive, an octane enhancer and a renewable fuel resource. It is blended with gasoline (i) as an oxygenate to help meet fuel emission standards, (ii) to improve gasoline performance by increasing octane levels and (iii) to extend fuel supplies. Also, a small amount of ethanol is used as E85, a renewable fuels-driven blend comprised of up to 85% ethanol. We expect that the use of ethanol as E85 will continue to grow.

Historically, the principal factors affecting the price of ethanol are:
-	The price of gasoline. The price of ethanol over the long term has moved in relation to the price of gasoline, which closely follows the price of oil.
-
Federal ethanol tax incentives. The Volumetric Ethanol Excise Tax Credit (“VEETC”) enables refiners and blenders to pay a premium for ethanol relative to the price of gasoline. For most of 2007, ethanol traded at a price that was at or below the cost of wholesale gasoline.

-
Supply and Demand Fundamentals of Ethanol. The ethanol industry has experienced rapid growth in supply capacity and demand, in recent years. During periods when supply has exceeded demand, the price of ethanol has tended to drop below the cost of wholesale gasoline plus the value of the VEETC. During periods when demand has exceeded supply, the price of ethanol tended to be at or above the cost of wholesale gasoline plus the value of the VEETC.

According to recent industry reports, approximately 99% of domestic ethanol is produced from corn fermentation, as of December 31, 2007, and, as such, is primarily produced in the Midwestern corn-growing states. The principal factor affecting the cost to produce ethanol is the price of corn.

The U.S. fuel ethanol industry has experienced rapid growth, increasing from 1.3 billion gallons of production in 1997 to approximately 6.5 billion gallons produced in 2007, with an annual production capacity of 7.5 billion gallons at the end of 2007. Ethanol blends accounted for nearly 5% of the U.S. gasoline supply in 2007. Increases in ethanol demand have been driven by recent trends as more fully described below:

-
Mandated usage of renewable fuels. The growth in ethanol usage has been supported by regulatory requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007 signed into law on December 19, 2007, increased the mandated minimum use of renewable fuels to 9 billion gallons in 2008 (up from a 5.4 billion gallon requirement, which was the previous mandated 2008 requirement under the Energy Policy Act of 2005). The mandated usage of renewable fuels increases to 36 billion gallons in 2022. The upper mandate for corn based ethanol is 15 billion gallons by 2015.

-
Emission reduction. Ethanol is an oxygenate which, when blended with gasoline, reduces vehicle emissions. Ethanol's high oxygen content burns more completely, emitting fewer pollutants into the air. Ethanol demand increased substantially beginning in 1990 when federal law began requiring the use of oxygenates (such as ethanol or methyl tertiary butyl ether ("MTBE")) in RFG in cities with unhealthy levels of air pollution on a seasonal or year round basis. Although the federal oxygenate requirement was eliminated in May 2006 as part of the Energy Policy Act of 2005, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has all but abandoned the use of MTBE, a competing product to ethanol, making ethanol the primary clean oxygenate currently used.

-
Octane enhancer. Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks (including both reformulated gasoline blendstock for oxygenate blending ("RBOB") and conventional gasoline blendstock for oxygenate blending ("CBOB")), and for upgrading regular gasoline to premium grades.

-
Fuel stock extender. According to the Energy Information Administration, while domestic petroleum refinery output has increased by approximately 28% from 1980 to 2006, domestic gasoline consumption has increased 40% over the same period. By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell.

-
Growth in E85 usage. E85 is a blended motor fuel containing 85% ethanol and 15% gasoline. The sale of E85 fuel has historically been less than 1% of the ethanol market (and less than 0.25% of the ethanol we produce). Its growth has been limited by both the availability of E85 fuel to consumers (as of December 31, 2007, only 1,441 gasoline stations across the U.S. sold E85), and by the number of automobiles capable of using the fuel (approximately 6 million at December 31, 2007). However, the Energy Independence and Security Act of 2007 increased the incentives available to stations which install E85 capable equipment, while automobile manufacturers have significantly increased the number and models of cars able to use E85. These two factors point to a potential growth in the consumption of E85 in future years.

Demand for Ethanol
Our management believes that the ethanol market will grow as a result of existing favorable economic circumstances; the replacement of methyl tertiary-butyl ether (MTBE); a shortage of domestic petroleum refining capacity; geopolitical concerns; recent federal legislation, including federally mandated renewable fuel usage. Our management also believes that E85 will, over time, become increasingly important as an alternative to unleaded gasoline.

Supply of Ethanol
Production in the ethanol industry remains fragmented. According to the RFA, while domestic ethanol production increased from 1.3 billion gallons in 1997 to a current production capacity of approximately 5.4 billion gallons, the top five producers accounted for approximately 35% of the industry’s total estimated production capacity, as of the last quarter of 2006. The remaining production is generated by a large number of smaller producers and farmer-owned cooperatives, most with production of 50 million gallons per year (MMGY) or less. Currently, there is an excess in the U.S. ethanol production capacity.

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

Ethanol is typically either produced by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. Dry-milling ethanol production facilities constitute the substantial majority of new ethanol production facilities being constructed in the past five years because of the increased efficiencies and lower capital costs of dry-milling technology. Dry-mill ethanol facilities typically produce between five and 50 MMGY, with newer dry-mill facilities producing over 100 MMGY. The largest ethanol production facilities are wet-mill facilities that have capacities of 200 to 300 MMGY. Approximately 80% of the ethanol production capacity is generated from dry-mill facilities, with approximately 20% from wet-mill facilities. It is our intention to construct and operate, or purchase, dry-mill facilities.

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

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors: (a) price, (b) reliability of our production processes and delivery schedule and (c) volume of ethanol produced and sold.

With respect to distillers grains (DDGS and WDGS), we will compete primarily with other ethanol producers, as well as a number of large and small suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. We cannot assure you that we will be able to compete successfully in this market.

Legislation
The Energy Independence and Security Act of 2007. On December 19, 2007, the Energy Independence and Security Act of 2007 was enacted into law. This law significantly increases the mandated usage of renewable fuels (ethanol, bio-diesel or any other liquid fuel produced from biomass or biogas). The law increases the renewable fuels standard established originally under the Energy Policy Act of 2005 to 36 billion gallons by 2022, of which the mandate for corn-based ethanol is limited to 15 billion gallons by 2015.

The Federal Ethanol Tax Incentive Program. First passed in 1979, the VEETC program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit for each gallon of ethanol they blend. The federal Transportation Efficiency Act of the 21st Century, or TEA-21, extended the ethanol tax credit first passed in 1979 through 2007. The American Jobs Creation Act of 2004 extended the subsidy again to 2010 by allowing distributors to take a $0.51 excise tax credit for each gallon of ethanol they blend. We cannot give assurance that the tax incentives will be renewed in 2010 or, if renewed, on what terms they will be renewed.

Federal Tariff on Imported Ethanol. In 1980, Congress imposed a tariff on foreign-produced ethanol to make it more expensive than domestic supplies derived from corn. This tariff was designed to protect the benefits of the federal tax subsidies for U.S. farmers. The tariff was originally $0.60 per gallon, in addition to a 3.0% ad valorem duty. The tariff was subsequently lowered to $0.54 per gallon and was not adjusted completely in sync with the change in the blending credit. On December 20, 2006, the $0.54 per gallon tariff on foreign-produced ethanol was extended until January 1, 2009.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from this tariff under the Caribbean Basin Initiative (CBI), in order to encourage economic development in that region. Under the terms of the CBI, member nations may export ethanol into the U.S. up to a total limit of 7% of U.S. production per year (with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit). In 2006, there were also significant imports of ethanol from non-CBI countries. Although these imports were subject to the tariff, significant increases in the price of ethanol in 2006 made the importation of ethanol from non-CBI countries profitable, in spite of the tariff. During 2007, there were no material imports of ethanol into the U.S. In the past, significant imports of ethanol into the U.S. have had a negative effect on ethanol prices.

Use of Fuel Oxygenates. Ethanol is used by the refining industry as a fuel oxygenate, which, when blended with gasoline, allows engines to burn fuel more completely and reduce emissions from motor vehicles. The use of ethanol as an oxygenate had been propelled by regulatory factors, specifically two programs in the federal Clean Air Act Amendments of 1990, that required the use of oxygenated gasoline in areas with unhealthy levels of air pollution. Although the federal oxygenate requirements for reformulated gasoline included in the Clean Air Act were completely eliminated on May 5, 2006, by the Energy Policy Act of 2005, refiners continue to use oxygenated gasoline in order to meet continued federal and state fuel emission standards.

State Mandates. Several states, including Missouri and Oregon, have enacted mandates that currently require ethanol blends of 10% ethanol in motor fuel sold within the state. Another state, Minnesota, has a 20% renewable fuel mandate that goes into effect in 2012. These mandates serve to increase demand for ethanol. As more states consider mandates, or if existing mandates are relaxed or eliminated, the demand for ethanol can be affected.

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

Employees
We currently have one employee, who is also an officer. We expect that we will hire non-management employees as such time as we complete an acquisition of one or more ethanol plants. We will continue to retain the services of independent contractors and outside professionals on an as-needed basis.

Item 2.	Description of Property
We lease a small office in Johnston, Iowa, at a monthly rental of $760. We own office equipment necessary to conduct our current business.
We own approximately 150 acres of real property on which we intend to construct the Manchester facility.

Item 3.	Legal Proceedings
We are not currently involved in any legal proceedings.

Item 4.	Submission of Matters to Vote of Security Holders
No matter was submitted to our shareholders during the last three months of 2007.
In March 2007, holders of approximately 69.42% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from ICrystal, Inc. to “ALL Fuels & Energy Company”, which name change occurred on May 3, 2007.

In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital would be increased to 700,000,000 shares of $0.01 par value common stock and 50,000,000 shares of $0.01 par value preferred stock. It is expected that such amendment will be filed in the near future.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information
Our common stock is quoted on the OTC Bulletin Board, under the symbol “AFSE”. Previously, our common stock has been quoted on the OTC Bulletin Board and Pink Sheets, under the symbol “ICRI”. The table below sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board and Pink Sheets, as the case may be.

Quarter Ended	High Price *	Low Price *
March 31, 2006	$.10	$.08
June 30, 2006	$.12	$.08
September 30, 2006	$.30	$.08
December 31, 2006	$.51	$.16
March 31, 2007	$.80	$.16
June 30, 2007	$2.00	$.43
September 30, 2007	$1.55	$.55
December 31, 2007	$1.05	$.48
March 31, 2008	$.77	$.40
*
The foregoing prices have been adjusted to reflect a (a) one-for-seventeen reverse split of our common stock occurring in September 2004 and (b) a one-share-for-every-two-shares forward split of our common stock occurring in May 2007.

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.
Holders
On April 11, 2008, the number of record holders of our common stock, excluding nominees and brokers, was 259 holding 50,232,703 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	850,000	(1)	1,600,000(2)
Individual Compensation Arrangements	-0-	-0-	-0-
(1)	All outstanding options have an exercise price that is calculated using the volume weighted average price per share for the ten days immediately preceding the date of exercise.
(2)	This figure represents the number of shares of our common stock, as of April 11, 2008, remaining available for issuance under our 2007 Stock Ownership Plan.
Recent Issuances of Unregistered Securities
During the last three months of 2007, we issued unregistered securities, as follows:
1.	(a)	Securities Sold. In October 2007, 50,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to KM Casey No. 1, LTD.
(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $.85 per share, or $42,500, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In December 2007, a total of 359,588 shares of our common stock were sold.
(b)	Underwriter or Other Purchasers. Such shares of common stock were sold to a total of six private investors.
(c)	Consideration. Such shares of common stock were sold for $.85 per share.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. Each of the purchasers was a sophisticated investor capable of evaluating an investment in the company.

3.	(a)	Securities Sold. In December 2007, 5,520,366 common stock purchase warrants to purchase a like number of shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such common stock purchase warrants were issued to James R. Broghammer.
	(c)	Consideration. Such common stock purchase warrants were issued in payment of consulting services. The valuation of the common stock purchase warrants was determined to be $6,070,213.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

	(e)	Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.55 per share. All of the common stock purchase warrants are exercisable until November 29, 2017.
4.	(a)	Securities Sold. In December 2007, 5,520,366 common stock purchase warrants to purchase a like number of shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such common stock purchase warrants were issued to Scott D. Zabler.
	(c)	Consideration. Such common stock purchase warrants were issued in payment of consulting services. The valuation of the common stock purchase warrants was determined to be $6,070,213.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

	(e)	Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.55 per share. All of the common stock purchase warrants are exercisable until November 29, 2017.
5.	(a)	Securities Sold. In December 2007 and January 2008, a total of 150,000 common stock purchase warrants to purchase a like number of shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such common stock purchase warrants were issued to K.M. Casey No. 1, LTD.
	(c)	Consideration. Such common stock purchase warrants were issued pursuant to the terms of a consulting agreement.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

	(e)	Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.10 per share.
Subsequent to December 31, 2007, we have issued unregistered securities, as follows:
1.	(a)	Securities Sold. In January 2008, 500,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to K.M. Casey No. 1, LTD.
(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $.54 per share, or $270,000, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In January 2008, 500,000 shares of our common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Danny Chan.
(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $.54 per share, or $270,000, in the aggregate.
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
Years Ended December 31, 2007 and 2006
During 2006, we had no revenues and we did not engage in active business operations until November 2006, when we started a new web page publishing business, which was discontinued in early 2007. During 2007, we acquired ALL Energy Company and actively pursued an ethanol-related business plan. We had no revenues during 2007.

Background
In January 2007, there occurred a change in control with respect to our company and new management was installed. Our new management has determined that we will pursue a plan of business whereby we would become a producer of ethanol and its co-products. To that end, in April 2007, we consummated a plan and agreement of reorganization with ALL Energy Company, a development-stage ethanol company. Our management and that of ALL Energy Company was and is the same.

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

Plan of Operations
Unless and until we obtain the significant amount of capital required to acquire one or more existing ethanol production facilities or to construct the Manchester facility, our capital expenditures during the remainder of 2008 will not be significant.

Should we obtain the capital necessary to acquire one or more ethanol production facilities, we would, immediately upon completion of such acquisition transaction, become an ethanol producer.
Should we obtain the capital necessary only to construct the Manchester facility, our activities will be focused on completing that construction project on time and under budget, as we will not derive revenues from the Manchester facilities until construction is completed, a period of between 14 and 18 months from the date construction begins.

During the remainder of 2008, we intend to commit a small portion of our current capital to our recently announced alliance with a cellulosic biotech company. It is likely that this venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties. Currently, there is no arrangement with any person for the needed funding. There is no assurance that we will be successful in developing and commercializing any enzyme products.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $612,888 in cash, a level of capital sufficient to sustain our current operations for more than the next 12 months. However, we will require substantial additional capital to purchase one or more existing ethanol production facilities or to construct the Manchester facility. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, we have retained Trinity Capital, Houston, Texas, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Capital Expenditures
During 2007, we purchased approximately 150 acres of real property located in Manchester, Iowa, for $945,000 in cash. We intend to construct the Manchester facility on this site.
Should we obtain the capital required to acquire an existing ethanol production facility or to construct the Manchester facility, our capital expenditures during the remainder of 2008 will not be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 7.	Financial Statements
The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a)(2).

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
In connection with the audit of our financial statements for the year ended December 31, 2007, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of ALL Fuels & Energy Company.
Name	Age	Position(s)
Dean E. Sukowatey	55	President, Secretary and Director
Brian K. Gibson	41	Treasurer and Director
Steven J. Leavitt	55	Director
Mark W. Leonard	51	Director
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

Mark W. Leonard has served as a director of the Company since January 2008. He has, since 1984, owned and operated Leo-Land, Inc., a private cattle enterprise based in Holstein, Iowa. Also, from June 2004 the present, Mr. Leonard has owned and operated Ag-Com Financial, a commercial lending company based in Holstein, Iowa. From January 1998 through June 2004, Mr. Leonard served as Vice President of Union National Bank, Correctionville, Iowa. Mr. Leonard earned a B.S. degree in Animal Science from Iowa State University, Ames, Iowa.

Founders
The founders of our subsidiary, ALL Energy Company, are Dean Sukowatey and Sun Bear, LLC, a Texas limited liability company owned by Scott B. Gann. Information with respect to Mr. Sukowatey’s background appears above.

Scott B. Gann has been engaged in the stock brokerage business for over 14 years with several nationally-known brokerage firms. Currently, Mr. Gann is Managing Director of Investments at Sanders, Morris, Harris, Inc., in its Dallas, Texas, office. Mr. Gann is an officer and a director of Humanity Capital Holding Corp., a company that files periodic reports under the Securities Exchange Act of 1934. During his career in the financial industry, Mr. Gann has advised public and private companies and high-profile investors, provided investment banking advice and performed money management services for private investors. Mr. Gann is a graduate of Baylor University, Waco, Texas, where he earned a Bachelor of Business Administration degree from the Hankamer School of Business. Mr. Gann is a licensed stock broker, holding Series 63, Series 7 and Series 65 licenses. Mr. Gann is a defendant in a lawsuit styled Securities and Exchange Commission, Plaintiff, v. Scott B. Gann and George B. Fasciano, Defendants, United States District Court, Northern District of Texas, Dallas Division, Case No. 305CV-063L. In April 2008, the judge in this case found that Mr. Gann had violated Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder with respect to certain market timing practices in trading securities of certain mutual funds. The recently filed proposed judgment contains a permanent injunction restraining Mr. Gann from violating Section 10 of the Exchange Act and Rule 10b-5 thereunder, disgorgement of Mr. Gann’s profits and a civil monetary penalty. Mr. Gann intends to appeal this judgment.

Board of Directors
The Company’s full board meet on two occasions during 2007 and took action by unanimous written consent in lieu of a meeting on 17 occasions.
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

Compensation of Directors
Our outside directors are paid each calendar quarter for their services as directors. Currently, each of our outside directors is issued 5,000 shares of common stock each calendar quarter. These shares are valued based on the then-current market price of our common stock.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no Section 16(a) forms were timely filed. Each of our officers and directors has indicated that these reports will be filed in the near future.

Item 10.	Executive Compensation
The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ALL Fuels & Energy Company at any time during the years ended December 31, 2007, 2006 and 2005, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2007, 2006 and 2005. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2007, 2006 and 2005.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2007	240,000	---	---	---	---	---	---	240,000
President and Acting Chief Financial Officer	2006	---	---	---	---	---	---	---	---
2005	---	---	---	---	---	---	---	---
Brian K. Gibson	2007	---	---	---	---	---	---	---	---
Treasurer	2006	---	---	---	---	---	---	---	---
2005	---	---	---	---	---	---	---	---
David Loflin	2007	---	---	80,000	---	---	---	---	80,000
Former President and Acting Chief Financial Officer	2006	---	---	76,500	---	---	---	---	76,500
2005	---	---	---	---	---	---	---	---
Waddell D. Loflin	2007	---	---	---	---	---	---	---	---
Former Executive Vice President and Secretary	2006	---	---	4,000	---	---	---	---	4,000
2005	---	---	---	---	---	---	---	---
James Kaufman	2007	---	---	---	---	---	---	---	---
Former President	2006	---	---	---	---	---	---	---	---
2005	---	---	---	---	---	---	---	---
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

Outstanding Option Awards at Year End
The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2007, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---
Brain K. Gibson	---	---	---	---	n/a	---	n/a	---	---
Steven J. Leavitt	---	---	---	---	n/a	---	n/a	---	---
Mark W. Leonard	---	---	---	---	n/a	---	n/a	---	---
Director Compensation
The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2007, 2006 and 2005.
Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
Dean Sukowatey	---	---	---	---	---	---	---
Brian K. Gibson	---	15,000(1)	---	---	---	---	15,000
Steven J. Leavitt	---	15,000(1)	---	---	---	---	15,000
Mark W. Leonard	---	---	---	---	---	---	---
FORMER DIRECTORS
David Loflin	---	---	---	---	---	---	---
Waddell D. Loflin	---	---	---	---	---	---	---
James Kaufman	---	---	---	---	---	---	---
(1)	Stock awards to these directors were was made in 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof.

All percentages in the following table are based on a total of 61,423,435 shares of common stock outstanding as if the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o ALL Fuels & Energy Company, 6165 N.W. 86th Street, Johnston, Iowa 50131.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Dean E. Sukowatey	9,515,534	15.49%
Brian K. Gibson	94,481	*
Steven J. Leavitt	94,481	*
Mark W. Leonard	744,034	1.21%
ALL Energy Company	7,050,000	11.48%
Sun Bear, LLC (3)	8,219,808	13.38%
James R. Broghammer	8,219,808(2)	13.38%
Scott D. Zabler	8,219,808(2)	13.38%
All directors, executive officers and founders, including ALL Energy Company, as a group (6 persons)	25,718,338	41.87%
*	Less than 1%
(1)	Based on 61,423,435 shares of our common stock outstanding, which number of shares includes 11,190,732 shares underlying currently exercisable warrants.
(2)	Includes 5,520,366 shares underlying currently exercisable warrants.
(3)	Scott B. Gann is the owner of this entity and possesses voting and investment control of the shares owned by it. Sun Bear, LLC is a founder of ALL Energy Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
2008
Director Bonuses. During 2008, each of our directors, except for Dean E. Sukowatey, will be issued 5,000 per calendar quarter, in consideration of their services as a director. These shares will be valued at the then-current market price of our common stock.

In January 2008, Mark W. Leonard was issued 50,000 shares of our common stock, in consideration of his becoming a member of our board of directors. These shares were valued at $30,000, in the aggregate.

2007
Director Bonuses. During 2007, two of our directors, Brian K. Gibson and Steven J. Leavitt, were each issued 15,000 shares of our common stock, in consideration of their services as a director. These shares were valued at the then-current market price of our common stock, an aggregate value of $30,000.

Change-in-Control Transaction. In January 2007, there occurred a change in control of ALL Fuels & Energy Company. Pursuant to a stock purchase agreement, ALL Energy Company, a Delaware corporation, purchased 7,050,000 shares, or 57.24%, of our then-outstanding common stock from David Loflin. ALL Energy Company paid $150,000 for the 7,050,000 shares of our common stock, which funds were derived from ALL Energy Company’s working capital.

Reorganization Agreement. On April 9, 2007, we completed the acquisition of 100% of the outstanding capital stock of ALL Energy Company, a Delaware corporation. Pursuant to the acquisition agreement, we issued a total of 37,995,000 shares of our common stock to the ALL Energy Company shareholders.

In determining the number of shares of our common stock to be issued under the acquisition agreement, our board of directors did not employ any standard valuation formula or any other standard measure of value.

Retention Bonus. In January 2007, our former president, David Loflin, was issued 3,000,000 shares our common stock, as a retention bonus for his agreeing to work as much as necessary for us to have the greatest opportunity to achieve success in establishing and expanding our start-up web page publishing business. Our board of directors believed it to be in our best interests and those of our shareholders to compensate Mr. Loflin in this matter. These shares were valued, for financial reporting purposes, at $.026 per share, or $80,000, in the aggregate.

ALL Energy Company - Stock Bonuses. In connection with their becoming members of the board of directors of ALL Energy Company, each of Brian K. Gibson and Steven J. Leavitt was issued 5,000 shares of ALL Energy Company’s common stock, as a bonus. These bonus shares were valued by ALL Energy Company at $3.00 per share, or $30,000, in the aggregate.

Settlement Agreement. In December 2007, we entered into a settlement agreement with our current president, Dean E. Sukowatey, our subsidiary, ALL Energy Company, our former president, David Loflin, and our current legal counsel, Newlan & Newlan. Pursuant to the settlement agreement, each of the parties released any and all claims against each of the other parties. Also, Mr. Loflin agreed to tender for cancellation a total of 1,238,100 shares of our common stock. Further, the shares of our common stock owned by ALL Energy Company, Mr. Loflin and Newlan & Newlan are subject to certain lock-up provisions.

2006
Retention Bonuses. In September 2006, our former president, David Loflin, was issued 3,375,000 shares of our common stock, as a bonus for his having served as our president without compensation for a period of in excess of two years. These shares were valued, for financial reporting purposes, at $.023 per share, or $76,500, in the aggregate. In November 2006, our former vice president, Waddell D. Loflin, was issued 150,000 shares of our common stock, as a bonus for his having served as our vice president without compensation for a period of in excess of two years. These shares were valued, for financial reporting purposes, at $.023 per share, or $4,000, in the aggregate.

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

A.
We entered into one of the asset purchase agreements with James Kaufman, our former president. We issued 900,000 shares of our common stock to Mr. Kaufman, in consideration of 53 web site domains and Internet web pages associated therewith.

B.
We entered into one of the asset purchase agreements with Tommy Loflin. Mr. Loflin is the adult son of our then-CEO, David Loflin. We issued 300,000 shares of our common stock to Mr. Loflin, in consideration of 32 web site domains and Internet web pages associated therewith.

C.
We entered into one of the asset purchase agreements with David Loflin, our former CEO and a former director. We issued 750,000 shares of our common stock to Mr. Lolfin, in consideration of 35 web site domains and Internet web pages associated therewith.

These web site domains and Internet web pages associated therewith have been assigned to a former officer, pursuant to a settlement agreement.
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

-
Mr. Rob Swain and Mr. Bibb Swain, as the majority owners of Pacesetter Management Group, LLC, agreed to cause Pacesetter to negotiate, in good faith, a management agreement relating to the management of five ethanol production facilities, which agreement is to be on terms and conditions substantially the same as the terms and conditions contained in extant ethanol-related management agreements between Pacesetter and third-parties (this agreement has not yet been completed);

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

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of ALL Fuels & Energy Company.
-	Report of Independent Registered Public Accounting Firm
-	Balance Sheet as of December 31, 2007
-	Statements of Operations for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
-	Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
-	Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
-	Notes to Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
10.1 *	Pre-formation Agreement and Subscription between Registrant and JBTL Partners, LLC.
10.2 *	Consulting Agreement between Registrant and Jeff Harsch.
10.3 *	Consulting Agreement between Registrant and Mimbi Robertson.
10.4 *	Consulting Agreement between Registrant and KM Casey No. 1, LTD.
10.5 *	Consulting Agreement between Registrant and Danny Chan.
10.6 *	Settlement Agreement among Registrant, Dean E. Sukowatey, ALL Energy Company, David Loflin, Newlan & Newlan and Eric Newlan.
21.1 *	Subsidiaries of Registrant.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
(b) Reports on Form 8-K
During the three months ended December 31, 2007, we filed one Current Report on Form 8-K: date of event: December 14, 2007.
Subsequent to December 31, 2007, we have filed the following Current Reports on Form 8-K: (1) date of event: January 25, 2008; (2) date of event: February 22, 2008; and (3) date of event: March 11, 2008.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$31,500	$0
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0
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
Dean E. Sukowatey, President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ DEAN E. SUKOWATEY		April 15, 2008
Dean E. Sukowatey	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ BRIAN K. GIBSON		April 15, 2008
Brian K. Gibson	Treasurer and Director

/s/ STEVEN J. LEAVITT		April 15, 2008
Steven J. Leavitt	Director

/s/ MARK W. LEONARD		April 15, 2008
Mark W. Leonard	Director

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

INDEX TO FINANCIAL STATEMENTS OF ICRYSTAL, INC.
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheet as of December 31, 2007	F-3
Statements of Operations for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007	F-5
Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007	F-6
Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007	F-11
Notes to Financial Statements	F-13
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ALL Fuels & Energy Company

We have audited the accompanying consolidated balance sheet of ALL Fuels & Energy Company (a development stage company) and subsidiaries as of December 31, 2007 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and from the date of commencement of the development stage (June 7, 2004) to December 31, 2007. ALL Fuels & Energy Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL Fuels & Energy Company and subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and from the date of commencement of the development stage (June 7, 2004) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER, FUQUA & HUFF, P.C.
Farmer, Fuqua & Huff, P.C. Plano, Texas April 15, 2008
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2007
12/31/07
ASSETS
Current assets
Cash and cash equivalents	$612,888
Prepaid expenses	52,637
Total current assets	665,525
Property and equipment - at cost
Land	951,238
Equipment	1,093
Construction-in-progress	187,024
1,139,355
Less accumulated depreciation	(275)
Total property and equipment - net	1,139,080
Other assets
Deferred borrowing costs	3,672
Total other assets	3,672
Total assets	$1,808,277

The accompanying notes are an integral part of these statements.
12/31/07
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$83,992
Total current liabilities	83,992
Long-term debt	488,000
Total liabilities	571,992
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 51,210,803 shares issued and outstanding	513,658
Additional paid-in capital	14,981,840
Treasury stock, at cost	(150,000)
Receivable from shareholder	(50,000)
Accumulated deficit	(6,423,944)
Deficit accumulated during the development stage	(7,635,269)
Total stockholders' equity	1,236,285
Total liabilities and stockholders’ equity	$1,808,277

The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
2007	2006 (*)	Period from Commencement of Development Stage (June 7, 2004) to 12/31/07 (*)
Revenues	$---	$---	$---
Operating Costs and Expenses
Consulting	6,529,913	2,000	6,709,913
Legal and professional	617,201	86,293	809,494
Impairment charge	87,820	52,000	139,820
General and administrative	497,920	227,590	725,960
Total operating expenses	7,732,854	367,883	8,385,187
Other income (expense)
Interest expense	(33,272)	---	(33,272)
Interest income	24,910	19,261	44,171
Rental income	26,250	---	26,250
Total other income (expense)	17,888	19,261	37,149
Net loss	$(7,714,966)	$(348,622)	$(8,348,038)

Income (loss) per share	$(0.10)	$(0.18)

Weighted average number of shares outstanding (basic and diluted)	40,037,702	2,010,754

(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.

The accompanying notes are an integral part of these statements.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2007, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Balance, June 7, 2004	1,758,981	$17,590	$6,385,950	$---	$---	$(6,423,944)	$---	$(20,404)
Stock issued for services at $.34 per share	750,000	7,500	247,500	---	---	---	---	255,000
Stock issued for services at $.167 per share	150,000	1,500	23,500	---	---	---	---	25,000
Stock issued at $.14 per share	357,150	3,571	46,429	(50,000)	---	---	---	---
Contributions from stockholders	---	---	20,754	---	---	---	---	20,754
Net loss	---	---	---	---	---	---	(284,350)	(284,350)
Balance, December 31, 2004	3,016,131	30,161	6,724,133	(50,000)	---	(6,423,944)	(284,350)	(4,000)
Net loss	---	---	---	---	---	---	(100)	(100)

The accompanying notes are an integral part of these statements.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2007, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Balance, December 31, 2005	3,016,131	30,161	6,724,133	(50,000)	---	(6,423,944)	(284,450)	(4,100)
Stock issued for bonus at $.023 per share	3,375,000	33,750	42,750	---	---	---	---	76,500
Stock issued for bonus at $.027 per share	150,000	1,500	2,500	---	---	---	---	4,000
Stock issued for legal services at $.027 per share	750,000	7,500	12,500	---	---	---	---	20,000
Stock issued for services at $.027 per share	75,000	750	1,250	---	---	---	---	2,000
Stock issued for web page assets at $.027 per share	1,950,000	19,500	32,500	---	---	---	---	52,000

The accompanying notes are an integral part of these statements.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2007, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Contributions from stock holder	---	---	600	---	---	---	---	600
Net loss	---	---	---	---	---	---	(155,000)	(155,000)
Balance, December 31, 2006	9,316,131	93,161	6,816,233	(50,000)	---	(6,423,944)	(439,450)	(4,000)
Stock issued for bonus at $.026 per share	3,000,000	30,000	50,000	---	---	---	---	80,000
Stock issued in acquisition	37,995,000	379,950	1,253,805	---	---	---	---	1,633,755
Stock issued for services at $.67 per share	390,000	3,900	258,300	---	---	---	---	262,200

The accompanying notes are an integral part of these statements.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2007, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Stock issued for services at $.75 per share	150,000	1,500	111,000	---	---	---	---	112,500
Stock issued for cash	75,000	750	74,250	---	---	---	---	75,000
Stock issued as bonus at $1.00 per share	30,000	300	29,700	---	---	---	---	30,000
Stock issued for cash on option exercise	50,000	500	31,286	---	---	---	---	31,786
Stock issued in private offering for cash	359,588	3,597	282,053	---	---	---	---	285,649
Treasury stock	---	---	---	---	(150,000)	---	---	150,000

The accompanying notes are an integral part of these statements.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2007, 2006 and 2005, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholders’ (Deficit) Equity
Warrants	---	---	6,070,213	---	---	---	---	6,070,213
Net loss	---	---	---	---	---	---	(7,195,819)	(7,195,819)
Balance, December 31, 2007	51,365,719	$513,658	$14,981,840	$(50,000)	$(150,000)	$(6,423,944)	$(7,635,269)	$1,236,285

The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2007
2007	2006 (*)	Period from Commencement of Development Stage (June 7, 2004) to 12/31/07 (*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,714,966)	$(348,622)	$(8,348,038)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	2,000	126	2,126
Options issued for compensation	6,075,213	---	6,075,213
Stock issued for services and compensation	780,515	105,830	1,166,345
Impairment charge	87,820	52,000	139,820
Decrease in deposits	10,000	(10,000)	---
Increase in prepaids	(125,327)	(15,130)	(140,457)
Increase in accounts payable	(2,122)	24,383	26,361
Net cash used for operating activities	(886,867)	(191,413)	(1,078,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(951,238)	---	(951,238)
Increase in accrued liabilities - related party	---	40,056	40,056
Decrease in receivable - related party	22,500	(22,500)	---
Purchase of office equipment	---	(1,330)	(1,330)
Payments on construction in progress	(69,557)	(117,467)	(187,024)
Net cash used for financing activities	(998,295)	(101,241)	(1,099,536)

(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	392,435	2,064,549	2,456,984
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	483,120	---	483,120
Purchase of treasury stock	(150,000)	---	(150,000)
Contributions from shareholders	---	600	950
Net cash provided by financing activities	725,555	2,065,149	2,787,066

NET CHANGE IN CASH	(1,159,607)	1,772,495	608,900
Cash, beginning of period	1,772,495	---	3,988
Cash, end of period	$612,888	$1,772,495	$612,888

(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1	Summary of Significant Accounting Policies
Organization and Business
ALL Fuels & Energy Company (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc., and, in June 1999, the name was changed to ICrystal, Inc. In May 2007, the Company changed its name to ALL Fuels & Energy Company.

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

In January 2007, there occurred another change in control of the Company. Pursuant to a stock purchase agreement, ALL Energy Company purchased 4,700,000, or 7,050,000 post-forward-split, shares, or 57.24%, of our outstanding common stock from an existing shareholder.

After the January 2007 change in control, the Company’s new management determined to pursue a plan of business whereby the Company would become a producer of ethanol and its co-products. To that end, in April 2007, the Company consummated a plan and agreement of reorganization with ALL Energy Company. At the time of the reorganization transaction, ALL Energy Company was a development-stage ethanol company.

Pursuant to a settlement agreement, the Company’s former web page publishing business was assigned to a third party. None of the assets or operations of the Company’s former web page publishing business are included in the accompanying financial statements.

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

Loss per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2007, the Company had the following dilutive common stock equivalents outstanding:

-	12,540,732 common stock purchase warrants to purchase a like number of shares, expiring in 2017, at a net exercise price of zero.
-
Options to acquire up to 50,000 per week through April 30, 2008, at an exercise price equal to average Volume Weighted Average Price of the Company’s common stock, as reported by the OTC Bulletin Board, for the ten trading days immediately preceding the date of exercise.

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

New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated financial position.
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
The following is a schedule of the composition of the income tax benefit:
2007	2006
Net operating loss carryforward	$2,891,070	$2,333,554
Timing difference related to options	2,065,572	---
Valuation	(4,956,642)	(2,333,554)
Total income tax benefit (liability)	$0	$0
Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
December 31,
2007	2006
Net loss before taxes	$7,714,966	$(155,000)
U.S. statutory rate	34%	34%
Change in deferred tax	(2,623,088)	(52,700)
Change in deferred tax asset valuation account	2,623,088	52,700
Total tax expense	$0	$0
Effective tax rate	0.0%	0.0%
The net change in the valuation account was $2,623,088 and $52,700, in the years ended December 31, 2007 and 2006, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $8,540,000 that will start to expire in 2016 in the United States of America.

As a result of not filing all income tax returns, the Company may be subject to assessment of penalties. As of April 15, 2008, no assessments have been received and the likelihood of receiving such assessments or negotiating a settlement in the event assessments are received is difficult to estimate. Accordingly, the Company has not provided for any payments that may be made if such penalties are assessed.

Note 3	2007 Stock Ownership Plan
In October 2007, the board of directors adopted the 2007 Stock Ownership Plan (the “2004 Plan”), and authorized 2,000,000 shares. Under the 2007 Plan, the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and non-qualified stock options. The 2007 Plan stipulates no terms or conditions for the awards to be granted. The value of the stock issued to consultants is based on fair market value of the goods or services received or stock prices obtained from published data.

During 2007, a total of 50,000 shares, with a weighted-average fair value of $.6357 per share, were sold to a consultant under the 2007 Plan.
Note 4	Impairment Charge
In November 2006, the Company entered into three separate asset purchase agreements, whereby the Company acquired certain web site domains and internet web pages associated therewith (the “web assets”), in exchange for 1,950,000 restricted shares of common stock. There was no verifiable fair value of the web assets. The Company therefore recorded these assets at the fair value of the issued shares. The fair value of the shares was determined to be $52,000.

Following a change in control transaction occurring in January 2007, the Company’s web page publishing business was assigned to a subsidiary. During 2006 and 2007, the web page publishing assets did not generated any revenues. Pursuant to a settlement agreement, in January 2008, the Company’s web page publishing business was assigned to a third party.

Pursuant to SFAS 144, the Company has determined the carrying value of the web assets exceeds the sum of their expected future cash flows and, as of December 31, 2006, recorded an impairment charge of $52,000. This charge, equal to the entire carrying value of the web assets, is reflected in the Company’s statements of operations.

Note 5	Related Party Transactions
During 2006, the Company acquired certain web site domains and Internet web pages associated therewith from related parties, in exchange for 1,950,000 restricted shares of common stock. The fair value of these shares was determined to be $52,000.

During 2006, the Company also issued a total of 3,525,000 shares of common stock for retention bonuses to Company officers. The aggregate fair value of these shares was determined to be $80,500.
In January 2007, the Company issued 3,000,000 shares of common stock in payment of a retention bonuses to a Company officer. The fair value of these shares was determined to be $80,000.
During 2007, the Company issued a total of 30,000 to two of its directors as bonuses. The issuance of these shares resulted in $30,000 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

Note 6	Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and long-term debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Note 7	Acquisition of ALL Energy Company
On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company. The transaction was accounted for under the purchase method of accounting and resulted in net assets in the amount of approximately $1,630,000 being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000.

The activity related to ALL Energy Company from January 1, 2007, through December 31, 2007, has been included in the accompanying financial statements. The statement of operations and statement of cash flows for the year ended December 31, 2006 and from commencement of development stage (June 7, 2004) to December 31, 2007 in the accompanying financial statements have been restated to include the activity of ALL Energy Company, a previously separate entity.

Note 8	Forward Split of Common Stock
In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007. The financial statement presentation has been adjusted to reflect this forward stock split.

Note 9	Prepaid Expenses
At September 30, 2007, the Company had prepaid expenses of $52,637, of which $19,636 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In 2007, the Company determined that its efforts to acquire an ethanol plant were not likely to be realized. The capitalized costs in the amount of $87,820 related to its efforts to acquire that ethanol plant were expensed and are included in the statement of operations as impairment charge. In future periods, prepaid expenses associated with successful acquisitions are capitalized, while those associated with unsuccessful acquisition efforts are expensed. The remaining $33,001 represents prepaid insurance.

Note 10	Land, Equipment and Construction in Progress
The Company owns, as a result of its acquisition of ALL Energy Company, 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,100 of office equipment. Since its inception in August 2006, ALL Energy Company has paid approximately $187,024 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 11	Long-term Debt
On April 5, 2007, the Company obtained financing on the land discussed in Note 6. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction has a three year term, with interest at “prime” and monthly interest-only payments until the end of the term.

Note 12	Non-cash Investing and Financing
In conjunction with the acquisition discussed in Note 2, the Company received net assets, after assuming certain liabilities, of approximately $1,271,000 net of approximately $359,000 of cash received in the acquisition.

Note 13	Capital Stock
Stock for Services
During 2007, the Company issued a total of 540,000 shares of common stock to third-party consultants for services, resulting in $374,700 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. The Company measured the transactions at the respective dates of issuance at 50% of the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During 2007, the Company issued a total of 3,030,000 to two of its directors and one of its former officers as bonuses. The issuance of these shares resulted in $110,000 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first nine months of 2006, the Company did not issue any shares to third-party consultants for services.
In September 2006, the Company issued a total of 3,375,000 shares as a retention bonus to one of its officers. The shares had an estimated value of $76,500 at the date of issuance.
Note 14	Warrants
In December 2007, the Company issued a total of 12,540,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants are currently exercisable and expire in 2017. These warrants were issued to two third parties, in consideration of their invaluable consulting services in assisting the Company in accomplishing its business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213. In addition, it is possible that, in future periods, the Company will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted.

In conjunction with the Company’s authorizing the issuances of these warrants, the Company’s board of directors determined it to be in the best interest of the Company and its shareholders that, in a manner and structure to be determined in the future, the Company pay a sum of cash to the issuees of the warrants in a total amount, net of income taxes, of approximately $6,100,000. Each portion of this amount of compensation will be expensed by the Company in the then-current period of its payment.

Note 15	Subsequent Event
In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.