Form 10QSB/A
period 2007-06-30
ALL Fuels & Energy Co
filed 2008-04-30
CIK 1103384

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 4-24-08
Common Stock, $.01 par value	50,232,703


EXPLANATORY NOTE
On April 9, 2007, we acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became our wholly-owned subsidiary. We issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000. In the original June 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through June 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing. This Form 10-QSB/A is being filed to amend the filing so as to report the transfer and activity in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of June 30, 2007 (restated) (unaudited), and December 31, 2006 (restated)	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 (restated) (unaudited) and 2006 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007 (unaudited) (restated)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (restated) (unaudited) and 2006 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007 (restated) (unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements	8
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007, and December 31, 2006
6/30/07 (unaudited) (restated) (*)	12/31/06 (restated) (*)
ASSETS
Current assets
Cash and cash equivalents	$657,505	$1,772,495
Advances - related party	---	22,500
Prepaid expenses	97,639	15,130
Total current assets	755,144	1,810,125
Property and equipment - at cost
Land	951,238	---
Equipment	1,093	1,330
Construction-in-progress	164,861	117,467
1,117,192	118,797
Less accumulated depreciation	(105)	(126)
Total property and equipment - net	1,117,087	118,671
Other assets
Deposits	---	10,000
Deferred borrowing costs	4,492	---
Total other assets	4,492	10,000
Total assets	$1,876,723	$1,938,796
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
6/30/07 (unaudited) (restated) (*)	12/31/06 (restated) (*)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$49,493	$68,539
Total current liabilities	49,493	68,539
Long-term debt	488,000	---
Total liabilities	537,493	68,539
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,821,215 and 47,311,131 shares issued and outstanding	508,212	473,111
Additional paid-in capital	9,277,406	8,504,162
Treasury stock, at cost	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(1,822,444)	(633,072)
Total stockholders' equity (deficit)	1,339,230	1,870,257
Total liabilities and stockholders’ deficit	$1,876,723	$1,938,796
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007
Three Months Ended June 30,	Six Months Ended June 30,
2007 (restated) (*)	2006	2007 (restated) (*)	2006	Period from Commencement of Development Stage (June 7, 2004) to 6/30/07 (restated) (*)
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	374,700	---	374,700	---	554,700
Legal and professional	104,232	---	452,278	---	644,571
Impairment charge	---	---	---	---	52,000
General and administrative	120,497	---	380,819	100	608,859
Total operating expenses	599,429	---	1,207,797	100	1,860,130
Other income (expense)
Interest expense	(9,803)	---	(9,803)	---	(9,803)
Interest income	5,882	---	15,103	---	34,364
Rental income	13,125	---	13,125	---	13,125
Total other income	9,204	---	18,425	---	37,686
Net loss	$(590,225)	$---	$(1,189,372)	$(100)	$(1,822,444)

Income (loss) per share	$(0.01)	$0.00	$(0.04)	$(0.00)

Weighted average number of shares outstanding (basic and diluted)	46,812,186	3,016,131	29,497,492	3,016,131
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007
Six Months Ended June 30,
2007 (restated) (*)	2006	Period from Commencement of Development Stage (June 7, 2004) to 6/30/07 (restated) (*)
(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,189,372)	$(100)	$(1,822,444)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	216	---	342
Stock issued for services	750,515	---	1,136,345
Impairment charge	---	---	52,000
Increase in prepaids	(99,678)	100	(114,808)
Increase in accounts payable	21,010	100	49,493
Decrease in deposits	10,000	---	---
Decrease in accrued expenses	(40,056)	---	---
Net cash used for operating activities	(547,365)	---	(699,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(951,238)	---	(951,238)
Purchase of office equipment	---	---	(1,330)
Collections from receivable - related party	22,500	---	---
Payments on construction in progress	(47,394)	---	(164,861)
Net cash used for financing activities	(976,132)	---	(1,117,429)
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	---	2,139,549
Purchase of treasury stock	(150,000)	---	(150,000)
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	483,507	---	483,507
Contributions from shareholders	---	---	950
Net cash provided by financing activities	408,507	---	2,470,018

NET CHANGE IN CASH	(1,114,990)	---	653,517
Cash, beginning of period	1,772,495	---	3,988
Cash, end of period	$657,505	$---	$657,505
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2006, and the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2	Acquisition of ALL Energy Company
On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000.

In accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the activity related to ALL Energy Company from January 1, 2007, through June 30, 2007, has been included in the accompanying financial statements. The balance sheets at June 30, 2007, and December 31, 2006, the statements of operations for the three months and six months ended June 30, 2007, and the period from commencement of development stage (June 7, 2004) to June 30, 2007, and the statement of cash flows for the six month ended June 30, 2007, and the period from commencement of development stage (June 7, 2004) to June 30, 2007, have been restated to include the activity of ALL Energy Company, a previously separate entity. The statements of operation for the three months and six months ended June 30, 2006, and the statement of cash flows for the six months ended June 30, 2006, did not need restatement as ALL Energy Company had no operations in those periods.

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
The Company owns 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,330 of office equipment. Since its inception in August 2006, the Company has paid $164,861 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 7	Long-term Debt
On April 5, 2007, the Company obtained financing on the land discussed in Note 6. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction has a three year term, with interest at “prime” and monthly interest-only payments until the end of the term.

Note 8	Capital Stock
Stock for Services
During the first six months of 2007, the Company issued a total of 7,947,845 shares of common stock to third-party consultants for services, resulting in $750,515 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations.

During the first six months of 2006, the Company did not issue any shares to third-party consultants for services.
There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.
Note 9	Restatement of Previously Reported Financial Statements
On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000.

In the original June 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through June 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing.

The originally prepared June 30, 2007, financial statements have been restated in this document as follows:
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
As of June 30, 2007:
Balance Sheet:
Cash and cash equivalents	$657,505	$---	$657,505
Prepaid expenses	97,639	---	97,639
755,144	---	755,144
Land	951,238	---	951,238
Equipment	1,093	---	1,093
Construction-in-progress	164,861	---	164,861
1,117,192	---	1,117,192
Less accumulated depreciation	(105)	---	(105)
1,117,087	---	1,117,087
Deferred borrowing costs	4,492	---	4,492
Total assets	$1,876,723	$---	$1,876,723
Accounts payable and accrued expenses	$49,493	$---	$49,493
49,493	---	49,493
Long-term debt	488,000	---	488,000
Total liabilities	537,493	---	537,493
Common stock, $.01 par value	508,212	---	508,212
Additional paid-in capital	8,564,637	712,769	9,277,406
Treasury stock, at cost	(150,000)	---	(150,000)
Receivable from shareholder	(50,000)	---	(50,000)
Accumulated deficit	(6,423,944)	---	(6,423,944)
Deficit accumulated during development stage	(1,109,675)	(712,769)	(1,822,444)
Total stockholders' equity (deficit)	1,339,230	---	1,339,230
Total liabilities and (deficit)	$1,876,723	$---	$1,876,723

Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
As of December 31, 2006:
Balance Sheet:
Cash and cash equivalents	$---	$1,772,495	$1,772,495
Prepaid expenses	---	15,130	15,130
Advances - related party	---	22,500	22,500
---	1,810,125	1,810,125
Land	---	---	---
Equipment	---	1,330	1,330
Construction-in-progress	---	117,467	117,467
---	118,797	118,797
Less accumulated depreciation	---	(126)	(126)
---	118,671	118,671
Deferred borrowing costs	---	---	---
Deposits	---	10,000	10,000
Total assets	$---	$1,938,796	$1,938,796
Accounts payable and accrued expenses	$4,000	$64,539	$68,539
Long-term debt	---	---	---
Total liabilities	4,000	64,539	68,539
Common stock, $.01 par value	93,161	379,950	473,111
Additional paid-in capital	6,816,233	1,687,929	8,504,162
Treasury stock, at cost	---	---	---
Receivable from shareholder	(50,000)	---	(50,000)
Accumulated deficit	(6,423,944)	---	(6,423,944)
Deficit accumulated during development stage	(439,450)	(193,622)	(633,072)
Total stockholders' equity (deficit)	(4,000)	1,874,257	1,870,257
Total liabilities and (deficit)	$---	$1,938,796	$1,938,796

Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the three months ended June 30, 2007:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	810,000	(435,300)	374,700
Legal and professional	104,232	---	104,232
Impairment charge	---	---	---
General and administrative	120,497	---	120,497
Total operating expenses	1,034,729	(435,300)	599,429
Other income (expense)
Interest expense	(9,803)	---	(9,803)
Interest income	5,882	---	5,882
Rental income	13,125	---	13,125
Total other income	9,204	---	9,204
Net loss	$(1,025,525)	$435,300	$(590,225)
Loss per common share	$(0.02)	$0.01	$(0.01)
Weighted average number of shares outstanding	46,812,186	---	46,812,186
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the six months ended June 30, 2007:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	374,700	---	374,700
Legal and professional	104,232	348,046	452,278
Impairment charge	---	---	---
General and administrative	200,497	180,322	380,819
Total operating expenses	679,429	528,368	1,207,797
Other income (expense)
Interest expense	(9,803)	---	(9,803)
Interest income	5,882	9,221	15,103
Rental income	13,125	---	13,125
Total other income	9,204	9,221	18,425
Net loss	$(670,225)	$(519,147)	$(1,189,372)
Loss per common share	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares outstanding	29,497,492	---	29,497,492
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	554,700	---	554,700
Legal and professional	230,232	414,339	644,571
Impairment charge	52,000	---	52,000
General and administrative	281,947	326,912	608,859
Total operating expenses	1,118,879	741,251	1,860,130
Other income (expense)
Interest expense	(9,803)	---	(9,803)
Interest income	5,882	28,482	34,364
Rental income	13,125	---	13,125
Total other income	9,204	28,482	37,686
Net loss	$(1,109,675)	$(712,769)	$(1,822,444)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the six months ended June 30, 2007:
Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,225)	$(519,147)	$(1,189,372)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	105	111	216
Stock issued for services	454,700	295,815	750,515
Impairment charge	---	---	---
Increase in prepaids	(19,368)	(80,310)	(99,678)
Increase in accounts payable	5,344	15,666	21,010
Decrease in deposits	---	10,000	10,000
Decrease in accrued expenses	---	(40,056)	(40,056)
Net cash used for operating activities	(229,444)	(317,921)	(547,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Purchase of office equipment	---	---	---
Collections from receivable - related party	---	22,500	22,500
Payments on construction in progress	(30,177)	(17,217)	(47,394)
Net cash used for financing activities	(30,177)	(945,955)	(976,132)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	---	75,000
Cash acquired in acquisition	358,618	(358,618)	---
Purchase of treasury stock	---	(150,000)	(150,000)
Principal payments on related party advances	---	---	---
Proceeds from long-term debt, net of deferred borrowing costs	483,508	(1)	483,507
Contributions from shareholders	---	---	---
Net cash provided by financing activities	917,126	(508,619)	408,507
NET CHANGE IN CASH	657,505	(1,772,495)	(1,114,990)
Cash, beginning of period	---	1,772,495	1,772,495
Cash, end of period	$657,505	$---	$657,505
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2007:
Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,109,675)	$(712,769)	$(1,822,444)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	105	237	342
Stock issued for services	837,200	299,145	1,136,345
Impairment charge	52,000	---	52,000
Increase in prepaids	(19,368)	(95,440)	(114,808)
Increase in accounts payable	9,344	40,149	49,493
Decrease in deposits	---	---	---
Decrease in accrued expenses	---	---	---
Net cash used for operating activities	(230,394)	(468,678)	(699,072)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Purchase of office equipment	---	(1,330)	(1,330)
Collections from receivable - related party	---	---	---
Payments on construction in progress	(30,177)	(134,684)	(164,861)
Net cash used for financing activities	(30,177)	(1,087,252)	(1,117,429)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	2,064,549	2,139,549
Cash acquired in acquisition	358,618	(358,618)	---
Purchase of treasury stock	---	(150,000)	(150,000)
Principal payments on related party advances	(3,988)	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	483,508	(1)	483,507
Contributions from shareholders	950	---	950
Net cash provided by financing activities	914,088	1,555,930	2,470,018
NET CHANGE IN CASH	653,517	---	653,517
Cash, beginning of period	3,988	---	3,988
Cash, end of period	$657,505	$---	$657,505
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

Our web page publishing business continues and has been assigned to a former officer, pursuant to a settlement agreement.
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

During the current period, we acquired a company that had spent approximately $164,861 with respect to pre-construction activities relating to our proposed Manchester, Iowa, ethanol production facility. The level of these expenditures was substantially less during the second half of 2007 and is expected to remain at such reduced levels for all of 2008.

Our monthly operating expenses unrelated to pre-construction activities, which including salary and professional fees, currently are approximately $40,000. The level of such operating expenses remained substantially the same for the second half of 2007 and are expected to remain at such reduced levels for all of 2008, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should we successful in so acquiring an existing facility, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

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

Current Liquidity
At June 30, 2007, we had $657,505 in cash and working capital of $705,651. In April 2007, we obtained $488,000 in cash from a loan secured by the 150 acres of land we own in Manchester, Iowa, for which we paid approximately $951,000. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $425,000 in cash, a level of capital sufficient to sustain our current operations for more than the next 12 months. However, we will require substantial additional capital to purchase one or more existing ethanol production facilities or to construct the Manchester facility. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, we have retained Trinity Capital, Houston, Texas, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Capital Expenditures
During the six month period ended June 30, 2007, we purchased approximately 150 acres of real property located in Manchester, Iowa, for approximately $951,000 in cash. We intend to construct the Manchester facility on this site.

Should we obtain the capital required to build the Manchester facility or to purchase an existing ethanol production facility, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 3.	Controls and Procedures.
Our Chief Executive Officer and Acting Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and, at that time, concluded that such disclosure controls and procedures were effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. However, subsequent to such time, our Chief Executive Officer and Acting Chief Financial Officer has determined that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report were, in fact, not effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. In addition, prior to the first quarter of 2007, we had deficiencies in our disclosure controls and procedures as a result of our lack of accounting personnel, due to our then-limited financial resources.

On April 9, 2007, we acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became our wholly-owned subsidiary. We issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000.

In the original June 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through June 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing. As a result of management’s determination, this Form 10-QSB/A is being filed.

With the cash available following our acquisition of ALL Energy Company, we retained adequate accounting personnel as we, at that time, deemed necessary to effect proper financial disclosure controls and procedures. To assure proper financial controls and procedures in the future, we have recently implemented certain changes to our financial reporting procedures, including, a weekly review by our management of all financial transactions and the general ledger entries associated therewith.

Except as set forth in the foregoing paragraphs, there have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2 *	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 *	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
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
Date: April 30, 2008.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer