Form 10QSB/A
period 2007-09-30
ALL Fuels & Energy Co
filed 2008-04-30
CIK 1103384

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


EXPLANATORY NOTE
On April 9, 2007, we acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became our wholly-owned subsidiary. We issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000. In the original September 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through June 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing. This Form 10-QSB/A is being filed to amend the filing so as to report the transfer and activity in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of September 30, 2007 (restated) (unaudited), and December 31, 2006 (restated)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 (unaudited) and 2006 (unaudited) (restated) and Nine Months Ended September 30, 2007 and 2006 (unaudited) (restated), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007 (unaudited) (restated)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited) (restated), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007 (unaudited) (restated)	6
Notes to Interim Condensed Consolidated Financial Statements	8
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007, and December 31, 2006
9/30/07 (unaudited) (restated) (*)	12/31/06 (restated) (*)
ASSETS
Current assets
Cash and cash equivalents	$502,662	$1,772,495
Advances - related party	---	22,500
Prepaid expenses	113,022	15,130
Total current assets	615,684	1,810,125
Property and equipment - at cost
Land	951,238	---
Equipment	1,093	1,330
Construction-in-progress	182,233	117,467
1,134,564	118,797
Less accumulated depreciation	(183)	(126)
Total property and equipment - net	1,134,381	118,671
Other assets
Deposits	---	10,000
Deferred borrowing costs	4,082	---
Total other assets	4,082	10,000
Total assets	$1,754,147	$1,938,796

(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
9/30/07 (unaudited) (restated) (*)	12/31/06 (restated) (*)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$60,657	$68,539
Total current liabilities	60,657	68,539
Long-term debt	488,000	---
Total liabilities	548,657	68,539
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,851,215 and 47,311,131 shares issued and outstanding	508,512	473,111
Additional paid-in capital	9,307,106	8,504,162
Treasury stock, at cost	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(1,986,184)	(633,072)
Total stockholders' equity (deficit)	1,205,490	1,870,257
Total liabilities and stockholders’ deficit	$1,754,147	$1,938,796

(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007
Three Months Ended 9/30	Nine Months Ended 9/30
2007	2006 (restated) (*)	2007 (restated) (*)	2006 (restated) (*)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/07 (restated) (*)
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	80,000	---	454,700	---	634,700
Legal and professional	26,224	11,867	478,502	11,867	670,795
Impairment charge	---	---	---	---	52,000
General and administrative	48,772	78,535	429,591	78,635	657,631
Total operating expenses	154,996	90,402	1,362,793	90,502	2,015,126
Other income (expense)
Interest expense	(13,918)	---	(23,721)	---	(23,721)
Interest income	5,174	1,416	20,277	1,416	39,538
Rental income	---	---	13,125	---	13,125
Total other income (expense)	(8,744)	1,416	9,681	1,416	28,942
Net loss	$(163,740)	$(88,986)	$(1,353,112)	$(89,086)	$(1,986,184)

Income (loss) per share	$(0.00)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of shares outstanding (basic and diluted)	50,822,548	4,141,131	36,858,961	3,391,131
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007
Nine Months Ended 9/30
2007 (restated) (*)	2006 (restated) (*)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/07 (restated) (*)
(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,353,112)	$(89,086)	$(1,986,184)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	294	---	420
Stock issued for services and compensation	780,515	76,500	1,166,345
Impairment charge	---	---	52,000
Increase in prepaids	(115,061)	---	(130,191)
Increase in accounts payable	32,174	2,122	60,657
(Increase) decrease in deposits	10,000	(10,000)	---
Decrease in accrued expenses	(40,057)	---	---
Net cash used for operating activities	(685,247)	(20,464)	(836,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	(951,238)	---	(951,238)
Purchase of office equipment	---	---	(1,330)
Collections from (advances to) receivable - related party	22,500	(60,000)	---
Payments on construction in progress	(64,766)	---	(182,233)
Net cash used for financing activities	(993,504)	(60,000)	(1,134,801)
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
The accompanying notes are an integral part of these statements.
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	2,064,412	2,139,548
Purchase of treasury stock	(150,000)	---	(150,000)
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	483,918	---	483,918
Contributions from shareholders	---	---	950
Net cash provided by financing activities	408,918	2,064,412	2,470,428

NET CHANGE IN CASH	(1,269,833)	1,983,948	498,674
Cash, beginning of period	1,772,495	---	3,988
Cash, end of period	$502,662	$1,983,948	$502,662

Cash paid for:
Interest	$11,915	$---	$21,718
(*)	Financial statements presented have been restated to include financial data combined with a previously separate entity.
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

In accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the activity related to ALL Energy Company from January 1, 2007, through September 30, 2007, has been included in the accompanying financial statements. The balance sheets at September 30, 2007, and December 31, 2006, the statements of operations for the three months ended September 30, 2006, and the nine months ended September 30, 2007 and 2006, and the period from commencement of development stage (June 7, 2004) to September 30, 2007, and the statements of cash flows for the nine months ended September 30, 2007 and 2006, and the period from commencement of development stage (June 7, 2004) to September 30, 2007, have been restated to include the activity of ALL Energy Company, a previously separate entity. The statement of operation for the three months ended September 30, 2007, did not need restatement.

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
At September 30, 2007, the Company had prepaid expenses of $113,022, of which $97,820 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions are capitalized, while those associated with unsuccessful acquisition efforts are expensed. The remaining $15,202 represents prepaid insurance.

Note 6	Land, Equipment and Construction in Progress
The Company owns 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,100 of office equipment. Since its inception in August 2006, the Company has paid $182,233 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 7	Long-term Debt
On April 5, 2007, the Company obtained financing on the land discussed in Note 6. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction has a three year term, with interest at “prime” and monthly interest-only payments until the end of the term.

Note 8	Capital Stock
Stock for Services
During the first nine months of 2007, the Company issued a total of 7,947,845 shares of common stock to third-party consultants for services, resulting in $750,515 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

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

In the original September 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through June 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing.

The originally prepared September 30, 2007, financial statements have been restated in this document as follows:
Previously Reported	Increase (Decrease)	Restated
As of September 30, 2007:
Balance Sheet:
Cash and cash equivalents	$502,662	$---	$502,662
Prepaid expenses	103,022	10,000	113,022
605,684	10,000	615,684
Land	951,238	---	951,238
Equipment	1,093	---	1,093
Construction-in-progress	182,233	---	182,233
1,134,564	---	1,134,564
Less accumulated depreciation	(183)	---	(183)
1,134,381	---	1,134,381
Deferred borrowing costs	14,082	(10,000)	4,082
Total assets	$1,754,147	$---	$1,754,147
Accounts payable and accrued expenses	$60,657	$---	$60,657
60,657	---	60,657
Long-term debt	488,000	---	488,000
Total liabilities	548,657	---	548,657
Common stock, $.01 par value	508,512	---	508,512
Additional paid-in capital	8,594,337	712,769	9,307,106
Treasury stock, at cost	(150,000)	---	(150,000)
Receivable from shareholder	(50,000)	---	(50,000)
Accumulated deficit	(6,423,944)	---	(6,423,944)
Deficit accumulated during development stage	(1,273,415)	(712,769)	(1,986,184)
Total stockholders' equity (deficit)	1,205,490	---	1,205,490
Total liabilities and (deficit)	$1,754,147	$---	$1,754,147

Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
As of December 31, 2006:
Balance Sheet:
Cash and cash equivalents	$---	$1,772,495	$1,772,495
Prepaid expenses	---	15,130	15,130
Advances - related party	---	22,500	22,500
---	1,810,125	1,810,125
Land	---	---	---
Equipment	---	1,330	1,330
Construction-in-progress	---	117,467	117,467
---	118,797	118,797
Less accumulated depreciation	---	(126)	(126)
---	118,671	118,671
Deferred borrowing costs	---	---	---
Deposits	---	10,000	10,000
Total assets	$---	$1,938,796	$1,938,796
Accounts payable and accrued expenses	$4,000	$64,539	$68,539
4,000	64,539	68,539
Long-term debt	---	---	---
Total liabilities	4,000	64,539	68,539
Common stock, $.01 par value	93,161	379,950	473,111
Additional paid-in capital	6,816,233	1,687,929	8,504,162
Treasury stock, at cost	---	---	---
Receivable from shareholder	(50,000)	---	(50,000)
Accumulated deficit	(6,423,944)	---	(6,423,944)
Deficit accumulated during development stage	(439,450)	(193,622)	(633,072)
Total stockholders' equity (deficit)	(4,000)	1,874,257	1,870,257
Total liabilities and (deficit)	$---	$1,938,796	$1,938,796
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the three months ended September 30, 2006:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	---	---	---
Legal and professional	---	11,867	11,867
Impairment charge	---	---	---
General and administrative	76,500	2,035	78,535
Total operating expenses	76,500	13,902	90,402
Other income (expense)
Interest expense	---	---	---
Interest income	---	1,416	1,416
Rental income	---	---	---
Total other income	---	1,416	1,416
Net loss	$(76,500)	$(12,486)	$(88,986)
Loss per common share	$(0.00)	$(0.02)	$(0.02)
Weighted average number of shares outstanding	2,760,754	1,380,377	4,141,131
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the nine months ended September 30, 2007:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	454,700	---	454,700
Legal and professional	130,456	348,046	478,502
Impairment charge	---	---	---
General and administrative	249,269	180,322	429,591
Total operating expenses	834,425	528,368	1,362,793
Other income (expense)
Interest expense	(23,721)	---	(23,721)
Interest income	11,056	9,221	20,277
Rental income	13,125	---	13,125
Total other income	460	9,221	9,681
Net loss	$(833,965)	$(519,147)	$(1,353,112)
Loss per common share	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares outstanding	36,858,961	---	36,858,961
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the nine months ended September 30, 2006:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	---	---	---
Legal and professional	---	11,867	11,867
Impairment charge	---	---	---
General and administrative	76,600	2,035	78,635
Total operating expenses	76,600	13,902	90,502
Other income (expense)
Interest expense	---	---	---
Interest income	---	1,416	1,416
Rental income	---	---	---
Total other income	---	1,416	1,416
Net loss	$(76,600)	$(12,486)	$(89,086)
Loss per common share	$(0.00)	$(0.03)	$(0.03)
Weighted average number of shares outstanding	2,260,754	1,130,377	3,391,131
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007:
Statement of Operations:
Revenue	$---	$---	$---
Operating Costs
Consulting	634,700	---	634,700
Legal and professional	256,456	414,339	670,795
Impairment charge	52,000	---	52,000
General and administrative	330,719	326,912	657,631
Total operating expenses	1,273,875	741,251	2,015,126
Other income (expense)
Interest expense	(23,721)	---	(23,721)
Interest income	11,056	28,482	39,538
Rental income	13,125	---	13,125
Total other income	460	28,482	28,942
Net loss	$(1,273,415)	$(712,769)	$(1,986,184)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the nine months ended September 30, 2007:
Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(833,965)	$(519,147)	$(1,353,112)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	183	111	294
Stock issued for services	484,700	295,815	780,515
Impairment charge	---	---	---
Increase in prepaids	(24,751)	(90,310)	(115,061)
Increase in accounts payable	16,508	15,666	32,174
Decrease in deposits	---	10,000	10,000
Decrease in accrued expenses	---	(40,057)	(40,057)
Net cash used for operating activities	(357,325)	(327,922)	(685,247)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Purchase of office equipment	---	---	---
Collections from receivable - related party	---	22,500	22,500
Payments on construction in progress	(47,549)	(17,217)	(64,766)
Net cash used for financing activities	(47,549)	(945,955)	(993,504)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	---	75,000
Cash acquired in acquisition	358,618	(358,618)	---
Purchase of treasury stock	---	(150,000)	(150,000)
Principal payments on related party advances	---	---	---
Proceeds from long-term debt, net of deferred borrowing costs	473,918	10,000	483,918
Contributions from shareholders	---	---	---
Net cash provided by financing activities	907,536	(498,618)	408,918
NET CHANGE IN CASH	502,662	(1,772,495)	(1,269,833)
Cash, beginning of period	---	1,772,495	1,772,495
Cash, end of period	$502,662	$---	$502,662
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the nine months ended September 30, 2006:
Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,600)	$(12,486)	$(89,086)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	---	---	---
Stock issued for services, compensation	76,500	---	76,500
Impairment charge	---	---	---
Increase in prepaids	---	---	---
Increase in accounts payable	100	2,022	2,122
(Increase) decrease in deposits	---	(10,000)	(10,000)
Decrease in accrued expenses	---	---	---
Net cash used for operating activities	---	(20,464)	(20,464)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	---
Purchase of office equipment	---	---	---
Collections from (advances to) receivable - related party	---	(60,000)	(60,000)
Payments on construction in progress	---	---	---
Net cash used for financing activities	---	(60,000)	(60,000)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	2,064,412	2,064,412
Cash acquired in acquisition	---	---	---
Purchase of treasury stock	---	---	---
Principal payments on related party advances	---	---	---
Proceeds from long-term debt, net of deferred borrowing costs	---	---	---
Contributions from shareholders	---	---	---
Net cash provided by financing activities	---	2,064,412	2,064,412
NET CHANGE IN CASH	---	1,983,948	1,983,948
Cash, beginning of period	---	---	---
Cash, end of period	$---	$1,983,948	$1,983,948
Note 9	Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2007:
Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,273,415)	$(712,769)	$(1,986,184)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	183	237	420
Stock issued for services	867,200	299,145	1,166,345
Impairment charge	52,000	---	52,000
Increase in prepaids	(24,751)	(105,440)	(130,191)
Increase in accounts payable	20,508	40,149	60,657
Decrease in deposits	---	---	---
Decrease in accrued expenses	---	---	---
Net cash used for operating activities	(358,275)	(478,678)	(836,953)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Purchase of office equipment	---	(1,330)	(1,330)
Collections from receivable - related party	---	---	---
Payments on construction in progress	(47,549)	(134,684)	(182,233)
Net cash used for financing activities	(47,549)	(1,087,252)	(1,134,801)
Note 9	Restatement of Previously Reported Financial Statements (cont.)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	75,000	2,064,548	2,139,548
Cash acquired in acquisition	358,618	(358,618)	---
Purchase of treasury stock	---	(150,000)	(150,000)
Principal payments on related party advances	(3,988)	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	473,918	10,000	483,918
Contributions from shareholders	950	---	950
Net cash provided by financing activities	904,498	1,565,930	2,470,428
NET CHANGE IN CASH	498,674	---	498,674
Cash, beginning of period	3,988	---	3,988
Cash, end of period	$502,662	$---	$502,662
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

Current Liquidity
At September 30, 2007, we had $502,662 in cash and working capital of $555,027. In April 2007, we obtained $488,000 in cash from a loan secured by the 150 acres of land we own in Manchester, Iowa, for which we paid approximately $951,000. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

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

Capital Expenditures
During the nine month period ended September 30, 2007, we purchased approximately 150 acres of real property located in Manchester, Iowa, for approximately $951,000 in cash. We intend to construct the Manchester facility on this site.

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

In the original September 30, 2007, Form 10-QSB, the activity related to ALL Energy Company from April 1, 2007, through September 30, 2007, was included in the financial statements. Management has since determined that in accordance with Statement of Financial Accounting Standards 141, paragraph D16-D17, the transfer should have been shown as though the transfer had taken place at the beginning of the period which would have changed the composition of the financial statements included in the original filing. As a result of management’s determination, this Form 10-QSB/A is being filed.

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