Form 10-Q
period 2008-03-31
ALL Fuels & Energy Co
filed 2008-05-21
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of principal executive offices, including zip code)
(515) 331-6509
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 16, 2008, there were 51,392,619 shares of the issuer’s common stock outstanding.


EXPLANATORY NOTE
On April 9, 2007, we acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became our wholly-owned subsidiary. We issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company in a transaction between entities under common control. The transaction resulted in net assets in the amount of approximately $1,630,000 (ALL Energy Company’s carrying value) being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000. In the original March 31, 2007, Form 10-QSB, the activity related to ALL Energy Company from January 1, 2007, through March 31, 2007, was not included in the financial statements. The statements of operations and cash flows for the three months ended March 31, 2007, have been restated for comparison purposes as if the transfer had taken place at the beginning of the period.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008, and December 31, 2007
3/31/08 unaudited	12/31/07
ASSETS
Current assets
Cash and cash equivalents	$474,769	$612,888
Prepaid expenses	51,335	52,637
Total current assets	526,104	665,525
Property and equipment - at cost
Land	951,238	951,238
Equipment	1,729	1,093
Construction in progress	189,876	187,024
1,142,843	1,139,355
Less accumulated depreciation	(382)	(275)
Total property and equipment - net	1,142,461	1,139,080
Other assets
Deferred borrowing costs	3,268	3,672
Total other assets	3,268	3,672
Total assets	$1,671,833	$1,808,277
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$103,215	$83,992
Unearned rental income	30,000	---
Total current liabilities	133,215	83,992
Long term debt	488,000	488,000
Total liabilities	621,215	571,992
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 51,187,619 and 51,365,719 shares issued and outstanding	511,877	513,658
Additional paid-in capital	15,715,844	14,981,840
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(8,553,159)	(7,635,269)
Total stockholders’ equity (deficit)	1,050,618	1,236,285
Total liabilities and stockholders’ equity (deficit)	$1,671,833	$1,808,277
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2008
Three Months Ended March 31,
(2008) (unaudited)	2007 (unaudited) (restated)	Period from Commence-ment of Development Stage (June 7, 2004) to 3/31/08 (unaudited)
Revenues	$---	$---	$---
Operating Costs and Expenses
Consulting	713,744	---	7,423,657
Legal and professional	61,756	348,046	871,250
Impairment charge	---	---	139,820
General and administrative	147,509	260,322	873,469
Total operating expenses	923,009	608,368	9,308,196
Other income (expense)
Interest expense	(7,737)	---	(41,009)
Interest income	2,856	9,221	47,027
Rental income	10,000	---	36,250
Total other income (expense)	5,119	9,221	42,268
Net loss	$(917,890)	$(599,147)	$(9,265,928)
Income (loss) per share	$(0.02)	$(0.05)
Weighted average number of shares outstanding (basic and diluted)	51,110,107	12,182,631
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2008
Three Months Ended March 31,
(2008) (unaudited)	2007 (unaudited) (restated)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(917,890)	$(599,147)	$(9,265,928)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	511	111	2,637
Options issued for compensation	156,223	---	6,231,436
Stock issued for services and compensation	576,000	375,815	1,742,345
Impairment charge	---	---	139,820
Decrease in deposits	---	10,000	---
Increase (decrease) in prepaids	1,302	(80,310)	(139,155)
Increase in unearned rental income	30,000	---	30,000
Increase in accounts payable	19,223	15,666	45,584
Net cash used for operating activities	(134,631)	(277,865)	(1,213,261)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Increase in accrued liabilities - related party	---	(40,056)	40,056
Decrease in receivable - related party	---	22,500	---
Purchase of office equipment	(636)	---	(1,966)
Payments on construction-in-progress	(2,852)	(17,218)	(189,876)
Net cash used in investing activities	(3,488)	(986,012)	(1,103,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,456,984
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	(150,000)	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	---	(150,000)	2,787,066

NET CHANGE IN CASH	(138,119)	(1,413,877)	470,781
Cash, beginning of period	612,888	1,772,495	3,988
Cash, end of period	$474,769	$358,618	$477,769
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)

Note 1. Summary of Significant Accounting Policies
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2. Forward Split of Common Stock
In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007. The financial statement presentation has been adjusted to reflect this forward stock split.

Note 3. Prepaid Expenses
At March 31, 2008, the Company had prepaid expenses of $51,335, of which $29,807 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions will be capitalized, while those associated with unsuccessful acquisition efforts will be expensed. The remaining $21,528 represents prepaid insurance.

Note 4. Land, Equipment and Construction in Progress
The Company owns 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,100 of office equipment. Through March 31, 2008, the Company has paid $189,876 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 5. Capital Stock
Stock for Services
During the first three months of 2008, the Company issued a total of 1,000,000 shares of common stock to third-party consultants for services, resulting in $540,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first three months of 2008, the Company issued a total of 60,000 to three of its directors as bonuses. The issuance of these shares resulted in $36,000 in legal expenses and consulting fees in the accompanying statement of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

Cancellation of Common Stock
In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.
Note 6. Restatement of Previously Reported Financial Statements
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

In the Form 10-QSB for the three months ended March 31, 2007, the activity related to ALL Energy Company from January 1, 2007, through March 31, 2007, was not included in the financial statements. The statements of operations and cash flows for the three months ended March 31, 2007, have been restated for comparison purposes as if the transfer had taken place at the beginning of the period.

The originally prepared March 31, 2007, financial statements have been restated in this document as follows:
Note 6. Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the three months ended March 31, 2007: Statement of Operations
Revenue	$---	$---	$---
Operating costs
Consulting	---	---	---
Legal and professional	---	348,046	348,046
Impairment charge	---	---	---
General and administrative	80,000	180,322	260,322
Total operating costs	80,000	528,368	608,368
Other income (expense)
Interest expense	---	---	---
Interest income	---	9,221	9,221
Rental income	---	---	---
Total other income (expense)	---	9,221	9,221
Net loss	$(80,000)	$(519,147)	$(599,147)
Loss per common share	$(0.01)	$(0.04)	$(0.05)
Weighted average shares outstanding	8,121,754	4,060,877	12,182,631
Note 6. Restatement of Previously Reported Financial Statements (cont.)
Previously Reported	Increase (Decrease)	Restated
For the three months ended March 31, 2007: Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,000)	$(519,147)	$(599,147)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	---	111	111
Options issued for compensation	---	---	---
Stock issued for services and compensation	80,000	295,815	375,815
Impairment charge	---	---	---
Decrease in deposits	---	10,000	10,000
Increase in prepaids	---	(80,310)	(80,310)
Increase in accounts payable	---	15,666	15,666
Net cash used for operating activities	---	(277,865)	(277,865)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Increase in accrued liabilities - related party	---	(40,056)	(40,056)
Decrease in receivable - related party	---	22,500	22,500
Purchase of office equipment	---	---	---
Payments on construction-in-progress	---	(17,218)	(17,218)
Net cash used in investing activities	---	(986,012)	(986,012)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	---
Principal payments on related party advances	---	---	---
Proceeds from long-term debt, net of deferred borrowing costs	---	---	---
Purchase of treasury stock	---	(150,000)	(150,000)
Contributions from shareholders	---	---	---
Net cash provided by financing activities	---	(150,000)	(150,000)
NET CHANGE IN CASH	---	(1,413,877)	(1,413,877)
Cash, beginning of period	---	1,722,495	1,722,495
Cash, end of period	$---	358,618	358,618

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
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

References to “us”, “we” and “our” include our subsidiary, ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, and our 50%-owned subsidiary, AFSE Enzyme, LLC, unless otherwise indicated.

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, events that deprive us of the services of our president, Dean Sukowatey, whether we are able to obtain adequate capital with which to construct and/or purchase one or more ethanol production facilities and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We do not believe this statement will adversely impact our financial statements.

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

Results of Operations - First Quarter 2008 vs. First Quarter 2007
Revenues. We did not generate any revenues during either the First Quarter 2008 or the First Quarter 2007. We do not expect to generate revenues during the remainder of 2008, unless and until we acquire an existing ethanol production facility. Although we are actively pursuing the acquisition of one or more operating ethanol production facilities, we cannot predict whether we will be successful in these efforts.

Expenses. Our cash outlays for operating expenses during the First Quarter 2008 were $134,631, down from $277,865 for the First Quarter 2007. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $732,223 for the First Quarter 2008 compared to $375,815 for the First Quarter 2007.

Our monthly operating expenses, which including salary and professional fees and acquisition-related activities, currently are approximately $50,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should we successful in so acquiring an existing facility, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition
At March 31, 2008, we had $474,769 in cash and working capital of $392,889. These positions are down from $612,888 and $581,533 at December 31, 2007, respectively. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $475,000 in cash, a level of capital sufficient to sustain our current operations for more than the next 12 months. However, we will require substantial additional capital to purchase one or more existing ethanol production facilities or to construct the Manchester facility. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, we have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

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

Capital Expenditures
During the First Quarter 2008, our capital expenditures were $3,488. During the First Quarter 2007, we purchased approximately 150 acres of real property located in Manchester, Iowa, for approximately $951,000 in cash. We intend to construct an ethanol production facility on this site. Should we obtain the capital required to build the Manchester facility or to purchase an existing ethanol production facility, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
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

During the three months ended March 31, 2008, our Chief Executive Officer and Acting Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)). Based on his review and evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) were not, at that time, effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. To assure proper financial controls and procedures in the future, we have recently implemented certain changes to our financial reporting procedures, including, a weekly review by our management of all financial transactions and the general ledger entries associated therewith.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None which have not been previously reported.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended March 31, 2008. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2 *	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1 *	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 20, 2008.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey
President and Acting Chief Financial Officer