Form 10-Q
period 2008-06-30
ALL Fuels & Energy Co
filed 2008-08-19
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 13, 2008, there were 51,692,703 shares of the issuer’s common stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008, and December 31, 2007
6/30/08 (unaudited)	12/31/07
ASSETS
Current assets
Cash and cash equivalents	$292,270	$612,888
Prepaid expenses	39,862	52,637
Total current assets	332,132	665,525
Property and equipment - at cost
Land	951,238	951,238
Equipment	1,729	1,093
Construction in progress	193,720	187,024
1,146,687	1,139,355
Less accumulated depreciation	(525)	(275)
Total property and equipment - net	1,146,162	1,139,080
Other assets
Deferred borrowing costs	2,863	3,672
Investment in AFSE Enzyme, LLC	4,591	---
Total other assets	7,454	3,672
Total assets	$1,485,748	$1,808,277
The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008, and December 31, 2007
6/30/08 (unaudited)	12/31/07
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$116,547	$83,992
Unearned rental income	20,000	---
Total current liabilities	136,547	83,992
Long term debt	488,000	488,000
Total liabilities	624,547	571,992
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 51,607,719 and 51,365,719 shares issued and outstanding	516,078	513,658
Additional paid-in capital	15,913,682	14,981,840
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(8,944,615)	(7,635,269)
Total stockholders’ equity (deficit)	861,201	1,236,285
Total liabilities and stockholders’ equity (deficit)	$1,485,748	$1,808,277

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2008
Three Months Ended June 30,	Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/08 (unaudited)
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	74,271	374,700	788,015	374,700	7,497,928
Legal and professional	144,459	104,232	206,215	452,278	1,015,709
Impairment charge	---	---	---	---	139,820
General and administrative	174,852	120,497	322,361	380,819	1,048,321
Total operating expenses	393,582	599,429	1,316,591	1,207,797	9,701,778
Other income (expense)
Interest expense	(5,890)	(9,803)	(13,627)	(9,803)	(46,899)
Interest income	2,607	5,882	5,463	15,103	49,634
Rental income	10,000	13,125	20,000	13,125	46,250
Equity loss in subsidiary	(4,591)	---	(4,591)	---	(4,591)
Total other income (expense)	2,126	9,204	7,245	18,425	44,394
Net loss	$(391,456)	$(590,225)	$(1,309,346)	$(1,189,372)	$(9,657,384)
Income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average number of shares outstanding (basic and diluted)	51,373,995	46,812,186	51,161,635	29,497,492

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2008
Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,309,346)	$(1,189,372)	$(9,657,384)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,059	216	3,185
Equity loss in subsidiary	4,591	---	4,591
Options issued for compensation	209,593	---	6,284,806
Stock issued for services and compensation	581,400	750,515	1,747,745
Impairment charge	---	---	139,820
Decrease in deposits	---	10,000	---
Decrease in accrued expenses	---	(40,056)	---
Increase (decrease) in prepaids	12,775	(99,678)	(127,682)
Increase in unearned rental income	20,000	---	20,000
Increase in accounts payable	32,555	21,010	58,916
Net cash used for operating activities	(447,373)	(547,365)	(1,526,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Investment in AFSE Enzyme, LLC	(9,182)	---	(9,182)
Increase in accrued liabilities - related party	---	---	40,056
Collections from receivable - related party	---	22,500	---
Purchase of office equipment	(636)	---	(1,966)
Payments on construction-in-progress	(6,696)	(47,394)	(193,720)
Net cash used in investing activities	(16,514)	(976,132)	(1,116,050)
The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2008
Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	143,269	75,000	2,600,253
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	483,507	483,120
Purchase of treasury stock	---	(150,000)	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	143,269	408,507	2,930,335

NET CHANGE IN CASH	(320,618)	(1,114,990)	288,282
Cash, beginning of period	612,888	1,772,495	3,988
Cash, end of period	$292,270	$657,505	$292,270

The accompanying notes are an integral part of these statements.


ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (unaudited)

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

Note 2. Management’s Plans for Liquidity
The Company possesses a level of capital sufficient to sustain our current operations for the remainder of 2008 and the first three months of 2009. However, the Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to construct a new ethanol production facility. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, the Company has retained Trinity Capital, Los Angeles, California, as its investment banker. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2008, the Company intends to commit a small portion of its capital to its recently announced AFSE Enzyme, LLC venture. It is likely that this venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties. See Note 6 below for additional information concerning AFSE Enzyme, LLC.

Note 3. Prepaid Expenses
At June 30, 2008, the Company had prepaid expenses of $39,862, of which $29,807 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions will be capitalized, while those associated with unsuccessful acquisition efforts will be expensed. The remaining $10,055 represents prepaid insurance.

Note 4. Land, Equipment and Construction in Progress
The Company owns 152.5 acres near Manchester, Iowa, which is carried at its cost of $951,238. The Company also acquired approximately $1,700 of office equipment. Through June 30, 2008, the Company has paid $193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Note 5. Capital Stock
Stock for Services
During the first six months of 2008, the Company issued a total of 1,000,000 shares of common stock to third-party consultants for services, resulting in $540,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first six months of 2008, the Company issued a total of 75,000 shares of common stock to three of its directors as bonuses. The issuance of these shares resulted in $41,400 in legal expenses and consulting fees in the accompanying statement of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

Stock Issued on Exercise of Options
During the first six months of 2008, the Company issued a total of 405,000 shares of common stock on the exercise of options. These shares were issued for a total of $143,269 in cash.
Cancellation of Common Stock
In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.
Note 6. AFSE Enzyme, LLC
The Company has recorded its investment in AFSE Enzyme, LLC on the equity method. Under this method, the Company records its initial investment at its cost and increases the investment by any additional funds invested. It then adjusts the amount of the investment by its share of the investee’s earnings or losses. To date, the Company has invested $9,182 and booked a loss of $4,591, leaving its investment at $4,591, at June 30, 2008.

AFSE Enzyme, LLC is a Florida limited liability company 50% owned by the Company. AFSE Enzyme was formed for the stated purpose of participating in the development and subsequent commercialization of certain enzyme-related technologies. AFSE Enzyme’s development activities are to produce one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol productions costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities are to produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that AFSE Enzyme will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties.


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

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue" or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, events that deprive us of the services of our president, Dean Sukowatey, whether we are able to obtain adequate capital with which to construct and/or purchase one or more ethanol production facilities and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Results of Operations
Our monthly operating expenses, which include salary and professional fees and acquisition-related activities, currently are approximately $50,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should we successful in so acquiring an existing facility, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Three Months Ended June 30, 2008, vs. Three Months Ended June 30, 2007.
Revenues. We did not generate any revenues during either the 2008 or the 2007 three month period ended June 30. During each period, we actively pursued the acquisition of an existing ethanol production facility. In addition, during the 2008 period, we began to pursue the development of our enzyme business. We cannot predict whether we will be successful in these efforts.

Expenses. Our cash outlays for operating expenses during the three months ended June 30, 2008, were $312,742, up from $269,500 for the prior year’s three month period. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $58,770 and $374,700, for the three month periods, respectively.

First Six Months 2008 vs. First Six Months 2007.
Revenues. We did not generate any revenues during either the First Six Months 2008 or the First Six Months 2007. We do not expect to generate revenues during the remainder of 2008, unless and until we acquire an existing ethanol production facility. Although we are actively pursuing the acquisition of one or more operating ethanol production facilities, we cannot predict whether we will be successful in these efforts.

Expenses. Our cash outlays for operating expenses during the First Six Months 2008 were $447,373, down from $547,365 for the First Six Months 2007. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $790,993 for the First Six Months 2008 compared to $750,515 for the First Six Months 2007.

Financial Condition
At June 30, 2008, we had $292,270 in cash and working capital of $195,585. These positions are down from $612,888 and $581,533 at December 31, 2007, respectively. Our current cash position is adequate to sustain our current level of operations for the remainder of 2008 and the first three months of 2009. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $292,000 in cash, a level of capital sufficient to sustain our current operations for the remainder of 2008 and the first three months of 2009. However, we will require substantial additional capital to purchase one or more existing ethanol production facilities or to construct the Manchester facility. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, we have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

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

Capital Expenditures
During the First Six Months 2008, our capital expenditures were $7,332. During the First Six Months 2007, we purchased approximately 150 acres of real property located in Manchester, Iowa, for approximately $951,000 in cash. We intend to construct an ethanol production facility on this site. Should we obtain the capital required to build the Manchester facility or to purchase an existing ethanol production facility, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
During the first three months of 2008, our Chief Executive Officer and Acting Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)). Based on his review and evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) were not, at that time, effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. To assure proper financial controls and procedures in the future, we have recently implemented certain changes to our financial reporting procedures, including, a weekly review by our management of all financial transactions and the general ledger entries associated therewith.

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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended June 30, 2008. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

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

Date: August 19, 2008.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey
President and Acting Chief Financial Officer