Form 10-Q
period 2008-09-30
ALL Fuels & Energy Co
filed 2008-11-19
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 17, 2008, there were 51,709,360 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008, and December 31, 2007
9/30/08 unaudited	12/31/07
ASSETS
Current assets
Cash and cash equivalents	$67,156	$612,888
Prepaid expenses	31,649	52,637
Total current assets	98,805	665,525
Property and equipment - at cost
Land	951,238	951,238
Equipment	1,729	1,093
Construction in progress	---	187,024
952,967	1,139,355
Less accumulated depreciation	(670)	(275)
Total property and equipment - net	952,297	1,139,080
Other assets
Deferred borrowing costs	2,452	3,672
Total other assets	2,452	3,672
Total assets	$1,053,554	$1,808,277
The accompanying notes are an integral part of these statements.

9/30/08 unaudited	12/31/07
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$181,060	$83,992
Unearned rental income	10,000	---
Total current liabilities	191,060	83,992
Long term debt	488,000	488,000
Total liabilities	679,060	571,992
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 51,709,360 and 51,365,719 shares issued and outstanding	517,094	513,658
Additional paid-in capital	15,989,479	14,981,840
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(9,508,135)	(7,635,269)
Total stockholders’ equity (deficit)	374,494	1,236,285
Total liabilities and stockholders’ equity (deficit)	$1,053,554	$1,808,277
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2008
Three Months Ended September 30,	Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 9/30/08 (unaudited)
Revenues	$---	$---	$---	$---	$---
Operating Costs and Expenses
Consulting	82,985	80,000	871,000	454,700	7,580,913
Legal and professional	18,721	26,224	224,936	478,502	1,034,430
Impairment charge	193,720	---	193,720	---	333,540
General and administrative	127,810	48,772	450,171	429,591	1,176,131
Total operating expenses	423,236	154,996	1,739,827	1,362,793	10,125,014
Other income (expense)
Interest expense	(6,150)	(13,918)	(19,777)	(23,721)	(53,049)
Interest income	1,312	5,174	6,775	20,277	50,946
Rental income	10,000	---	30,000	13,125	56,250
Equity loss in subsidiary	(145,446)	---	(150,037)	---	(150,037)
Total other income (expense)	(140,284)	(8,744)	(133,039)	9,681	(95,890)
Net loss	$(563,520)	$(163,740)	$(1,872,866)	$(1,353,112)	$(10,220,904)
Income (loss) per share	$(0.01)	$(0.00)	$(0.04)	$(0.04)
Weighted average number of shares outstanding (basic and diluted)	51,693,619	50,822,548	51,327,269	36,858,961
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2008
Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,872,866)	$(1,353,112)	$(10,220,904)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,613	294	3,739
Equity loss in subsidiary	150,037	---	150,037
Options issued for compensation	276,408	---	6,351,621
Stock issued for services and compensation	591,400	780,515	1,757,745
Impairment charge	193,720	---	333,540
Decrease in deposits	---	10,000	---
Decrease in accrued expenses	---	(40,057)	---
Increase (decrease) in prepaids	20,988	(115,061)	(119,469)
Increase in unearned rental income	10,000	---	10,000
Increase in accounts payable	97,068	32,174	123,429
Net cash used for operating activities	(531,632)	(685,247)	(1,610,262)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Investment in AFSE Enzyme, LLC	(150,037)	(951,238)	(150,037)
Increase in accrued liabilities - related party	---	---	40,056
Collections from receivable - related party	---	22,500	---
Purchase of office equipment	(636)	---	(1,966)
Payments on construction-in-progress	(6,696)	(64,766)	(193,720)
Net cash used in investing activities	(157,369)	(993,504)	(1,256,905)
The accompanying notes are an integral part of these statements.

Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	143,269	75,000	2,600,253
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	483,918	483,120
Purchase of treasury stock	---	(150,000)	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	143,269	408,918	2,930,335

NET CHANGE IN CASH	(545,732)	(1,269,833)	63,168
Cash, beginning of period	612,888	1,772,495	3,988
Cash, end of period	$67,156	$502,662	$67,156
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

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

Note 2. Management’s Plans for Liquidity
With the sale of the Company’s real estate asset, the Company will possess a level of capital sufficient to sustain its current operations for all of 2009. However, the Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, the Company has retained Trinity Capital, Los Angeles, California, as its investment banker. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2008 and first half of 2009, the Company intends to commit small portions of its capital to each of its recently announced enzyme and polymer pipe ventures. It is likely that the enzyme venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. See Note 6 below for additional information concerning the enzyme venture. It is likely that the polymer pipe venture will require approximately $3 million over the next 12 months to commence pipe manufacturing and sales operations. See Note 7 below for additional information concerning the polymer pipe business opportunity. The needed funding will be sought from third parties.

Note 3. Prepaid Expenses
At September 30, 2008, the Company had prepaid expenses of $31,649, of which $29,807 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In future periods, prepaid expenses associated with successful acquisitions will be capitalized, while those associated with unsuccessful acquisition efforts will be expensed. The remaining $1,842 represents prepaid insurance.

Note 4. Land, Equipment and Construction in Progress
At September 30, 2008, the Company owned 152.5 acres near Manchester, Iowa, which has been carried at its cost of $951,238. The Company also has acquired approximately $636 of office equipment. Through September 30, 2008, the Company had paid $193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land.

Subsequent to September 30, 2008, the Company entered into an agreement to sell the Manchester land. See Note 8 below for additional information regarding the sale of the Manchester land. Due to the sale of the Manchester land, all construction-in-progress capital items have been expensed, an amount of approximately $194,000.

Note 5. Capital Stock
Stock for Services
During the first nine months of 2008, the Company issued a total of 1,016,667 shares of common stock to third-party consultants for services, resulting in $550,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first nine months of 2008, the Company issued a total of 75,000 shares of common stock to three of its directors as bonuses. The issuance of these shares resulted in $41,400 in consulting fees in the accompanying statement of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

Stock Issued on Exercise of Options
During the first nine months of 2008, the Company issued a total of 405,000 shares of common stock on the exercise of options. These shares were issued for a total of $143,269 in cash.
Cancellation of Common Stock
In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.
Note 6. AFSE Enzyme, LLC
The Company has recorded its investment in AFSE Enzyme, LLC on the equity method. Under this method, the Company records its initial investment at its cost and increases the investment by any additional funds invested. It then adjusts the amount of the investment by its share of the investee’s earnings or losses. To date, the Company has invested $150,037 in the venture. Subsequent to the end of the quarter, the Company ended its involvement in AFSE Enzyme and will pursue the project without using AFSE Enzyme. Due to there being significant uncertainty that the Company will recover its investment, the Company has written off the remaining investment in AFSE Enzyme at September 30, 2008.

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

Note 7. Polymer Pipe Opportunity
In September 2008, the Company entered into an ethanol alliance agreement with a private Iowa company, whereby the parties intend to form a series of entities for the purpose of engaging in numerous businesses related to the ethanol industry. The Company and its business partner intend to apply proprietary, patent-pending technologies to facilitate its vision of constructing multi-purpose pipelines capable of transporting all forms of alternative fuels, including ethanol. The technology embodied in this alliance allows the pipeline to be kept “clean” and capable of moving various fuel types: ethanol, biodiesel, liquid nitrogen, and other industrial/agricultural liquids. It is expected that this first phase of this project will require approximately $3 million over the next 12 months. The needed funding will be sought from third parties.

Note 8. Subsequent Events
Sale of Land
In November 2008, the Company entered into an agreement to sell its primary asset, an approximately 160-acre tract of land located in Manchester, Iowa. The selling price of the Manchester property is $988,400, of which $98,000 has been deposited in escrow. The sale of the Manchester property is scheduled to close on December 2, 2008. Upon the closing of the sale of the Manchester property, indebtedness associated with the Manchester property of approximately $488,000 will be repaid and a sales commission of approximately $30,000 will be paid. The balance of the funds will be used by us in our business operations.

Interim Loans
In November 2008, one of the Company’s directors loaned the Company $20,000 for use as working capital. This loan is unsecured, bear interest at the rate of 5% per annum and is evidenced by a promissory note. Also in November 2008, the Company borrowed, on a short-term basis, $100,000 from a commercial lender. This loan is being used for working capital. Upon the sale of the Manchester property, both of these loans will be repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
In January 2007, there occurred a change in control and in management with respect to our company. Our new management determined that we would seek to become a producer of ethanol. To that end, in April 2007, we consummated a plan and agreement of reorganization with ALL Energy Company, a development-stage ethanol company, whereby ALL Energy Company became our wholly-owned subsidiary. At that time, our management and that of ALL Energy Company was the same.

References to “us”, “we” and “our” include our subsidiary, ALL Energy Company, and its subsidiary, ALL Energy Manchester, LLC, and our subsidiary, AFSE Enzyme, LLC, unless otherwise indicated.
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

Recent Developments
Changes in Our Board of Directors. On October 7, 2008, a majority of our shareholders acting by written consent in lieu of a meeting removed, without cause, three of our then-directors from our board of directors. After such removal action, two persons with extensive ethanol industry experience, James R. Broghammer and Scott D. Zabler, were appointed to our board of directors. Since this change in our board of directors, our business strategies have been refocused and our business prospects have improved significantly.

Sale of Land. With the existing uncertainty surrounding the ethanol industry, our new board of directors determined it to be in the best interests of the our company and our shareholders that we abandon our plan to build a 110 million gallon per year ethanol plant on the 160 acre tract owned by us located in Manchester, Iowa. In keeping with this determination, in November 2008, we entered into an agreement to sell the Manchester property, our primary asset, it having been determined that our company would be in a better position to take advantage of ethanol-related business opportunities with a higher level of liquidity. The selling price of the Manchester property is $988,400, with the sale scheduled to close on December 2, 2008. Upon the closing of the sale, indebtedness associated with the Manchester property of approximately $488,000 will be repaid and a sales commission of approximately $30,000 will be paid. The balance of the funds will be used by us in pursuit of existing business opportunities.

Enzyme Development. For most of 2008, we have been pursuing an agreement with a leading research institution for the development and commercialization of an ethanol “super” enzyme, producing cellulosic ethanol with a theoretical savings of up to 50% reduction in ethanol production costs. Ethanol produced by such a super enzyme would be manufactured from sustainable non-food biomass and surplus waste products, such as wood chips, household garbage and sugarcane waste, which are abundantly available domestically and internationally. One of the key benefits would be the elimination of the cost of the more traditional component ethanol feed-stock, corn. There is no assurance that we will be successful in developing and commercializing any enzyme products.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

Results of Operations
For the first nine months of 2008, our monthly cash operating expenses, which include salary, professional fees and costs associated with the pursuit of business opportunities, averaged approximately $70,000. Should we be successful in commencing other business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

Three Months Ended September 30, 2008, vs. Three Months Ended September 30, 2007.
Revenues. We did not generate any revenues during either the 2008 or the 2007 three month period ended September 30. During each period, we actively pursued numerous business opportunities, including the acquisition of one or more existing ethanol production facilities. In addition, during the 2008 period, we began to pursue the development of our enzyme business, as well other business opportunities, including the formation of a venture to exploit a polymer pipe technology. We cannot predict whether we will be successful in these efforts.

Expenses. Our operating expenses during the three months ended September 30, 2008, were $423,236, up from $154,996 for the prior year’s three month period. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $10,000 and $-0-, for the three month periods, respectively.

First Nine Months 2008 vs. First Nine Months 2007.
Revenues. We did not generate any revenues during either the First Nine Months 2008 or the First Nine Months 2007 and we cannot predict whether we will generate revenues during the remainder of 2008 or the first quarter of 2009. We continue to seek business opportunities and to acquire one or more existing ethanol production facilities, although we have not entered into any agreement relating thereto. We cannot predict whether we will be successful in these efforts.

Expenses. Our operating expenses during the First Nine Months 2008 were $1,739,827, down from $1,362,793 for the First Nine Months 2007. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $867,808 for the First Nine Months 2008 compared to $780,515 for the First Nine Months 2007.

Financial Condition
At September 30, 2008, we had $67,156 in cash and a working capital deficit of $92,255. These positions are down from December 31, 2007, levels, when we had $612,888 in cash and working capital of $581,533. Subsequent to September 30, 2008, we entered into an agreement sell our 160 acres located in Manchester, Iowa, as a means of improving our liquidity. Upon the closing of this sale in December 2008, after paying costs associated with the sale and retiring the debt associated with the Manchester property, including the repayment of a $20,000 advance from one of our directors and a $100,000 working capital loan obtained in November 2008, we will have approximately $450,000 on hand. This amount of cash is expected to be adequate to sustain our current level of operations for the all of 2009. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $50,000 in cash. However, upon the closing of the sale of the Manchester land, we will, as described above, possess approximately $450,000, a level of capital sufficient expected to sustain our current operations for all of 2009. However, we will require substantial additional capital to purchase one or more existing ethanol production facilities. Our management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, we have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures
During the First Nine Months 2008, our capital expenditures were $7,332. During the First Nine Months 2007, we purchased approximately 160 acres of land located in Manchester, Iowa, for approximately $951,000 in cash. This property has been sold, as described above. Should we obtain the capital required to purchase one or more existing ethanol production facilities, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
During the first three months of 2008, our Chief Executive Officer and Acting Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)). Based on his review and evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) were not, at that time, effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. To assure proper financial controls and procedures in the future, we implemented certain changes to our financial reporting procedures, including, a weekly review by our management of all financial transactions and the general ledger entries associated therewith.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
1.	(a)	Securities Sold. In September 2008, 16,667 shares of common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Brewer & Pritchard, P.C.
(c)	Consideration. Such shares of common stock were issued in payment of legal fees in the amount of $10,000.
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

Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended September 30, 2008.
Effective October 7, 2008, a majority of our shareholders acting by written consent in lieu of a meeting removed, without cause, three of our directors from our board of directors. The directors removed from our board of directors were: Mark W. Leonard, Steven J. Leavitt and Brian K. Gibson.

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

Date: November 19, 2008.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey
President and Acting Chief Financial Officer