Form 10-K
period 2008-12-31
ALL Fuels & Energy Co
filed 2009-04-15
CIK 1103384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

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

              Registrant’s telephone number, including area code: (515) 331-6509

              Securities Registered under Section 12(b) of the Exchange Act: None

              Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2008, was approximately $5,400,000.

The number of shares outstanding of the issuer's common equity as of April 9, 2009, was 51,709,360 shares of common stock, par value $.01.

Documents Incorporated by Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

              The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “target”, “goal” and similar expressions are intended to identify forward-looking statements.

              All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

              –            the strength of the United States economy;

              –            changes in the securities markets;

              –            legislative or regulatory changes;

              –            events that deprive us of the services of our president, Dean E. Sukowatey;

              –            Whether we are able to obtain adequate capital with which to accomplish our objectives;

              –            changes in customer habits; and

              –            our ability to manage the risks involved in the foregoing.

              However, other factors besides those listed above or discussed elsewhere in this Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I

Item 1. Business

Recent Developments

              Changes in Our Board of Directors. In October 2008, a majority of our shareholders acting by written consent in lieu of a meeting removed, without cause, three of our then-directors from our board of directors. After such removal action, two persons with extensive ethanol industry experience, James R. Broghammer and Scott D. Zabler, were appointed to our board of directors. Since this change in our board of directors, our business strategies have been refocused and our business prospects have improved significantly.

              Sale of Land. With the existing uncertainty surrounding the ethanol industry, our new board of directors determined it to be in the best interests of the our company and our shareholders that we abandon our plan to build a 110 million gallon per year ethanol plant on the 160 acre tract owned by us located in Manchester, Iowa. This property was sold in November 2008. The funds derived from the sale will be used by us in our pursuit of existing business opportunities.

              Ethanol Activities. In response to the ethanol industry’s current state, we created a new business division known as “ALL Fuels Ethanol Group”. Recently, this division obtained its first contract. We continue to develop this division.

Available Information

              ALL Fuels & Energy files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

              We also make available, free of charge through our internet website (www.allfuelsandenergy.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Company Now

              The ethanol industry is currently experiencing a high level of stress as the industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices. In the current climate, we believe there exist numerous opportunities to leverage our company’s ethanol expertise to become an active participant in the ethanol production industry through this division.

              For the past year, we have been pursuing an agreement with a leading research institution for the development and commercialization of an ethanol “super” enzyme, producing cellulosic ethanol with a theoretical savings of up to 50% reduction in ethanol production costs. Ethanol produced by such a super enzyme would be manufactured from sustainable non-food biomass and surplus waste products, such as wood chips, household garbage and sugarcane waste, which are abundantly available domestically and internationally. One of the key benefits would be the elimination of the cost of the more traditional component ethanol feed-stock, corn. There is no assurance that we will be successful in developing and commercializing any enzyme products.

              Also, even though the ethanol industry is experiencing a great degree of uncertainty, we continue to pursue the acquisition of one or more operating ethanol production facilities. There is no assurance that we will be able to obtain the funding needed to purchase a facility.

Business Objective

              With the condition of the ethanol industry becoming weakened over the past year, we are pursuing opportunities through Ethanol Group, as a means of becoming an important participant therein. However, it remains our goal to become a significant producer of ethanol and its co-products in the United States, that is, to become a producer of at least 500 million gallons of ethanol annually.

Current Status of Business Activities

              ALL Fuels Ethanol Group. In response to the ethanol industry’s current state, we created a new business division known as “ALL Fuels Ethanol Group”. We believe there exist numerous opportunities to leverage our ethanol expertise to become an active participant in the ethanol production industry through this division. Ethanol Group was created in response to the ethanol industry’s current high level of stress. Recently, Ethanol Group obtained its first contract, pursuant to which we provided an assessment report to a lending institution concerning one of its debtor’s existing ethanol production facility.

              Enzyme Development. For the past year, we have been pursuing an agreement with a leading research institution for the development and commercialization of an ethanol “super” enzyme, producing cellulosic ethanol with theoretical significant savings in ethanol production costs. We continue to negotiate the pertinent agreements, though we cannot predict whether we will be successful in this effort. Ethanol produced by such a super enzyme would be manufactured from sustainable non-food biomass and surplus waste products, such as wood chips, household garbage and sugarcane waste, which are abundantly available domestically and internationally. One of the key benefits would be the elimination of the cost of the more traditional component ethanol feed-stock, corn. There is no assurance that we will be successful in developing and commercializing any enzyme products.

              Ethanol Production Facility Acquisition. Throughout 2007 and continuing to the present, we have sought to acquire one or more existing ethanol production facilities. We have executed letters of intent to make such an acquisition, but have been unable to enter into a definitive acquisition agreement. Our management is currently investigating the purchase of various ethanol production facilities that are experiencing economic duress. There is, however, no assurance that we will be able to purchase an existing ethanol production facility. Further, it is currently anticipated that the capital required to complete any such purchase will be obtained in the form of debt financing or a combination of debt financing and equity. We have not obtained a specific financing commitment and there is no assurance that we will ever obtain the financing needed to complete any proposed acquisition.

              Ethanol Production Facility Construction. In 2007, we purchased approximately 150 acres of real property located near Manchester, Iowa, on which we intended to construct a 100 million gallon (per year) ethanol production facility. Due to changing market conditions, our board of directors determined not to construct such a facility and, then, in November 2008, sold the parcel of property. The funds derived from the land sale have been applied to our other business efforts and for operating expenses.

Our Competitive Advantages and Disadvantages

              Competitive Advantages. Our management believes our company possesses a high level of expertise in the ethanol industry, particularly in the ethanol production process. Our Ethanol Group efforts seek to exploit this ethanol expertise.

              Competitive Disadvantages. While our management believes we possess certain competitive advantages, there are certain competitive disadvantages that we must overcome. Initially, we have not achieved name recognition with the ethanol industry. Further, we do not possess excess capital with which to accomplish our Ethanol Group’s objectives nor do we possess capital sufficient for the acquisition of an operating ethanol production facility. We may never obtain sufficient capital with which to accomplish our objectives.

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

              According to recent industry reports, approximately 99% of domestic ethanol is produced from corn fermentation, as of December 31, 2008, and, as such, is primarily produced in the Midwestern corn-growing states. The principal factor affecting the cost to produce ethanol is the price of corn. The U.S. fuel ethanol industry has experienced rapid growth, increasing from 1.3 billion gallons of production in 1997 to approximately 6.5 billion gallons produced in 2008, with an annual production capacity of 7.5 billion gallons at the end of 2008. Ethanol blends accounted for nearly 5% of the U.S. gasoline supply in 2008. Increases in ethanol demand have been driven by recent trends as more fully described below:

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

Demand for Ethanol

              Our management believes that the ethanol market will grow as a result of improving economic circumstances; the replacement of methyl tertiary-butyl ether (MTBE); a shortage of domestic petroleum refining capacity; geopolitical concerns; recent federal legislation, including federally mandated renewable fuel usage. Our management also believes that E85 and higher ethanol blends (E11 to E30) will, over time, become increasingly important as an alternative to unleaded gasoline.

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

Competition

              The market in which we will be selling our ethanol is highly competitive. According to the RFA, world ethanol production rose to 12 billion gallons in 2005. Non-U.S. ethanol accounted for 65% of world production. The U.S. and Brazil are the world’s largest producers of ethanol. Currently, industry capacity in the U.S. approximated 4.5 BGY, with an additional 2.2 BGY of capacity under construction. The ethanol industry in the U.S. consists of more than 90 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based. During 2007, the top ten producers accounted for approximately 45% of the ethanol production capacity in the U.S., according to the RFA.

              The largest U.S. competitors are Archer Daniels Midland Company, Valero Aventine Renewable Energy Holdings, Inc. and Cargill, Inc. The industry is otherwise highly fragmented, with many small, ndependent firms and farmer-owned cooperatives constituting the rest of the market. We cannot assure you that we will be able to compete successfully in this highly competitive and fragmented market. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors: (a) price, (b) reliability of our production processes and delivery schedule and (c) volume of ethanol produced and sold.

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

              Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from this tariff under the Caribbean Basin Initiative (CBI), in order to encourage economic development in that region. Under the terms of the CBI, member nations may export ethanol into the U.S. up to a total limit of 7% of U.S. production per year (with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit). In 2006, there were also significant imports of ethanol from non-CBI countries. Although these imports were subject to the tariff, significant increases in the price of ethanol in 2006 made the importation of ethanol from non-CBI countries profitable, in spite of the tariff. During 2008, there were no material imports of ethanol into the U.S. In the past, significant imports of ethanol into the U.S. have had a negative effect on ethanol prices.

              Use of Fuel Oxygenates. Ethanol is used by the refining industry as a fuel oxygenate, which, when blended with gasoline, allows engines to burn fuel more completely and reduce emissions from motor vehicles. The use of ethanol is an oxygenate had been propelled by regulatory factors, specifically two programs in the federal Clean Air Act Amendments of 1990, that required the use of oxygenated gasoline in areas with unhealthy levels of air pollution. Although the federal oxygenate requirements for reformulated gasoline included in the Clean Air Act were completely eliminated on May 5, 2006, by the Energy Policy Act of 2005, refiners continue to use oxygenated gasoline in order to meet continued federal and state fuel emission standards.

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

Item 1A. Risk Factors

              Not applicable.

Item 1B. Unresolved Staff Comments

              Not applicable.

Item 2. Properties

              We lease a small office in Johnston, Iowa, at a monthly rental of $250. We own office equipment necessary to conduct our current business.

Item 3. Legal Proceedings

              We are not currently involved in any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

              No matter was submitted to our shareholders during the last three months of 2008.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

                      and Issuer Purchases of Equity Securities.

Market Information

              Our common stock is quoted on the OTC Bulletin Board, under the symbol “AFSE”. Previously, our common stock has been quoted on the OTC Bulletin Board and the Pink Sheets, under the symbol “ICRI”. The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the OTC Bulletin Board and the Pink Sheets, as the case may be.

Period	High*	Low*
2007	First Quarter	$.53	$.11
Second Quarter	$1.60	$.43
Third Quarter	$1.25	$.90
Fourth Quarter	$.85	$.59
2008	First Quarter	$.71	$.45
Second Quarter	$.74	$.17
Third Quarter	$.22	$.03
Fourth Quarter	$.03	$.01
2009	First Quarter	$.03	$.02
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

Holders

              On April 9, 2009, the number of record holders of our common stock, excluding nominees and brokers, was 259 holding 51,709,360 shares.

Dividends

              We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into our company for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	1,600,000(1)
Individual Compensation Arrangements	11,040,732(2)	$.55	11,040,732 shares
(1) This figure represents the number of shares of our common stock, as of April 9, 2009, remaining available for issuance under our 2007 Stock Ownership Plan.

(2) These warrants were issued to two our current directors prior to such persons’ becoming directors of our company.

Recent Issuances of Unregistered Securities

              During the last three months of 2008 and the first three months of 2009, we did no issue any unregistered securities.

Item 6. Selected Financial Data

              Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

              For 2008, our monthly cash operating expenses, which include salary, professional fees and costs associated with the pursuit of business opportunities, averaged approximately $70,000. Should we be successful in commencing other business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

              Revenues. We did not generate any revenues during the years ended December 31, 2008 or 2007. During each year, we actively pursued numerous business opportunities, including the acquisition of one or more existing ethanol production facilities. In addition, during 2008, we began our Ethanol Group business division and pursued the development of our enzyme business, as well other business opportunities. We cannot predict whether we will be successful in these efforts.

              Expenses. Our operating expenses during the years ended December 31, 2008 and 2007, were $1,931,332 and $7,732,854, respectively. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $877,180 and $6,855,728, for those years, respectively.

Financial Condition

              At December 31, 2008, we had $314,224 in cash and working capital of $181,205. These positions are down from December 31, 2007, levels, when we had $612,888 in cash and working capital of $581,533. During the fourth quarter of 2008, we sold our 160 acres located in Manchester, Iowa, as a means of improving our liquidity. After paying costs associated with the sale and retiring the debt associated with the Manchester property, including the repayment of a $40,000 advance from one of our directors, we netted approximately $450,000 from the sale. We have been funding our ongoing operations with the cash derived from this land sale and it is expected to be adequate to sustain our current level of operations for the remainder of 2009. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity

              We currently possess approximately $200,000 in cash. However, we will require additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol production facility that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. We have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

              During 2008, our capital expenditures were $7,332. During 2007, we purchased approximately 160 acres of land located in Manchester, Iowa, for approximately $951,000 in cash. This property has been sold, as described above. Should we obtain the capital required to purchase one or more existing ethanol production facilities, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable.

Item 8. Financial Statements and Supplementary Data

              The required financial statements appear at the end of the Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President, who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

              Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

              Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008.

              This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

              There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

              The following table sets forth the officers and directors of ALL Fuels & Energy Company.

Name	Age	Position(s)
Dean E. Sukowatey James R. Broghammer Scott D. Zabler	56 46 51	President, Acting Chief Financial Officer, Secretary and Director Director Director

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

              Dean Sukowatey has served as president, acting chief financial officer, secretary and a director of the Company since January 2007, and has served in similar capacities for ALL Energy Company since its inception in August 2006. He has 19 years’ experience on Wall Street as a broker, trader, fund manager and consultant at several firms, including Merrill Lynch, Paine Webber, Lehman Brothers and A.G. Edwards. For more than the five years prior to becoming ALL Energy’s president in August 2006, he managed two private funds and provided consulting and investment banking services. Mr. Sukowatey graduated from the University of Wisconsin with a B.S. degree in Microbiology.

              James R. Broghammer has, for over 20 years, lead various operations that process corn into ethanol, corn syrup, fructose, pharmaceutical sugars, food starches and industrial grade starches. His experience includes employment with Archer Daniels Midland, Penford Products Company and, most recently, Pacesetter Management Group, a Virginia-based ethanol plant management company, where he has served as president since 2003. As president of Pacesetter Management Group, Mr. Broghammer is responsible for current ethanol production operations of ACE Ethanol, Stanley, WI, and Pine Lake Corn Processors, Steamboat Rock, IA. In addition, Mr. Broghammer also serves as president of Iowa River Railroad, the first short-line railroad started in Iowa in over twenty years, running from Marshalltown, IA, to Ackley, IA.

              Scott D. Zabler currently serves as General Manager of Pine Lake Corn Processors, Steamboat Rock, Iowa, a 35 million gallon (annual) ethanol production plant, where he has served for more than the past five years. Pine Lake is currently subject to a Chapter 11 bankruptcy proceeding. During the past 25 years, Mr. Zabler been employed by Ralston Purina, FCStone, Penford Products, Verasun Energy and Pacesetter Management Group. Mr. Zabler’s experience includes all aspects of grain merchandising, such as buying, futures and options trading, and risk management. Along with grain merchandising, Mr. Zabler has also directed the selling of the ethanol co-products from the wet milling industry. While at Verasun Energy, one of the country’s largest ethanol production firms, Mr. Zabler was responsible for buying corn, purchasing natural gas, selling of the dry and wet distiller’s grains, coordinating the selling of ethanol and overall risk management.

Founders

              The founders of our subsidiary, ALL Energy Company, are Dean Sukowatey and Sun Bear, LLC, a Texas limited liability company owned by Scott B. Gann. Information with respect to Mr. Sukowatey’s background appears above.

              Currently, Mr. Gann is the founder and president of Oso Capital, a Dallas, Texas-based investment banking firm. For more than the five year prior to his founding Oso Capital, Mr. Gann served as Managing Director of Investments at Sanders, Morris, Harris, Inc., in its Dallas, Texas, office. Mr. Gann is an officer and a director of Humanity Capital Holding Corp., a company that files periodic reports under the Securities Exchange Act of 1934. Mr. Gann is a licensed stock broker, holding Series 63, Series 7 and Series 65 licenses. Mr. Gann was a defendant in a lawsuit styled Securities and Exchange Commission, Plaintiff, v. Scott B. Gann and George B. Fasciano, Defendants, United States District Court, Northern District of Texas, Dallas Division, Case No. 305CV-063L. In April 2008, the judge in this case found that Mr. Gann had violated Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder with respect to certain market timing practices in trading securities of certain mutual funds. The filed judgment contains a permanent injunction restraining Mr. Gann from violating Section 10 of the Exchange Act and Rule 10b-5 thereunder, disgorgement of Mr. Gann’s profits and a civil monetary penalty. Mr. Gann has appealed this judgment.

Board of Directors

              The Company’s full board meet on three occasions during 2008 and took action by unanimous written consent in lieu of a meeting on 20 occasions.

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

Compensation of Directors

              None of our current directors is paid for his services as directors.

Limitation of Liability and Indemnification

              Our amended and restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

              –            any breach of the director’s duty of loyalty to us or to our shareholders;

              –            acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

              –            unlawful payment of dividends or unlawful stock repurchases or redemptions; and

              –            any transaction from which the director derived an improper personal benefit.

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

Item 11. Executive Compensation

              The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ALL Fuels & Energy Company at any time during the years ended December 31, 2008, 2007 and 2006, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2008, 2007 and 2006. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2008	240,000	---	---	---	---	---	---	240,000
President and Acting Chief Financial Officer	2007	240,000	---	---	---	---	---	---	240,000
2006	---	---	---	---	---	---	---	---
Brian K. Gibson	2008	---	---	---	---	---	---	---	---
Former Treasurer	2007	---	---	---	---	---	---	---	---
2006	---	---	---	---	---	---	---	---
David Loflin	2008	---	---	---	---	---	---	---	---
Former President and Acting CFO	2007	---	---	80,000	---	---	---	---	80,000
2006	---	---	76,500	---	---	---	---	76,500
Waddell D. Loflin	2008	---	---	---	---	---	---	---	---
Former Executive V.P. and Secretary	2007	---	---	---	---	---	---	---	---
2006	---	---	4,000	---	---	---	---	4,000
James Kaufman	2008	---	---	---	---	---	---	---	---
Former President	2007	---	---	---	---	---	---	---	---
2006	---	---	---	---	---	---	---	---
Employment Contracts and Termination of Employment and Change-in-Control Agreements

              Our president, Dean E. Sukowatey, is employed under an employment agreement with ALL Energy Company, our subsidiary. Mr. Sukowatey’s employment agreement has a term of seven years, ending in August 2013. Mr. Sukowatey’s annual salary is $240,000. In connection with his employment agreement, Mr. Sukowatey executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

              We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End

              The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2008, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---
James R. Broghammer	5,520,366	---	---	.55	12/2017	---	n/a	---	---
Scott D. Zabler	5,520,366	---	---	.55	12/2017	---	n/a	---	---

Director Compensation

              The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2008, 2007 and 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
Dean E. Sukowatey	---	---	---	---	---	(1)	---
James R. Broghammer	---	---	---	---	---	(1)	---
Scott D. Zabler	---	---	---	---	---	---	---
FORMER DIRECTORS
Steven J. Leavitt	---	19,350(2)	---	---	---	---	---
Brian K. Gibson	---	19,350(2)	---	---	---	---	---
Mark W. Leonard	---	32,550(3)	---	---	---	---	---
David Loflin	---	---	---	---	---	---	---
Waddell D. Loflin	---	---	---	---	---	---	---
James Kaufman	---	---	---	---	---	---	---
     (1)     Prior the named director’s becoming a director of our company, in December 2007, we issued 5,520,366 warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants are currently exercisable and expire in 2017. These warrants were issued in consideration of the named director’s invaluable consulting services in assisting us in accomplishing our business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213. In addition, it is possible that, in future periods, the Company will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted.

     (2)     $15,000 of this amount relates to stock awards made in 2007; $4,350 of this amount relates to stock awards made in 2008

     (3)     This amount relates to stock awards made in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

              All percentages in the following table are based on a total of 62,900,092 shares of common stock outstanding as if the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o ALL Fuels & Energy Company, 6165 N.W. 86th Street, Johnston, Iowa 50131.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
Dean E. Sukowatey	8,715,534	13.86%
James R. Broghammer	8,219,808(2)	13.07%
Scott D. Zabler	8,219,808(2)	13.07%
ALL Energy Company	7,050,000	11.20%
Sun Bear, LLC (3)	8,219,808	13.07%
All directors, executive officers and founders, including ALL Energy Company, as a group (5 persons)	40,424,958	64.27%
    (1)      Based on 62,900,092 shares of our common stock outstanding, which number of shares includes 11,040,732 shares underlying currently exercisable warrants.

    (2)      Includes 5,520,366 shares underlying currently exercisable warrants.

    (3)      Scott B. Gann is the owner of this entity and possesses voting and investment control of the shares owned by it. Sun Bear, LLC is a founder of ALL Energy Company.

Item 14. Certain Relationships and Related Transactions, and Director Independence.

2008

              Director Bonuses. During 2008, each of our three former directors, except for Dean E. Sukowatey, was issued shares of our common stock, in consideration of their services as a director. A total of 125,000 shares of common stock were issued to these persons, which shares were valued at $71,400, in the aggregate.

2007

              Warrant Issuances. In December 2007, we issued a total of 11,040,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants are currently exercisable and expire in 2017. These warrants were issued to two of our current directors, James R. Broghammer and Scott D. Zabler, approximately ten months prior to their becoming directors of our company. We issued these warrants in consideration of the invaluable consulting services provided on our behalf by each of Messrs. Broghammer and Zabler. The issuance of these warrants resulted in a compensation expense of $6,075,213. In addition, it is possible that, in future periods, we will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted.

              In conjunction with our authorizing the issuances of these warrants, our board of directors, as constituted at that time, determined it to be in the best interest of our company and our shareholders that, in a manner and structure to be determined in the future, we pay a sum of cash to Messrs. Broghammer and Zabler in a total amount, net of income taxes, of approximately $6,100,000. Each portion of this amount of compensation will be expensed by us in the then-current period of its payment.

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

Item 14. Principal Accounting Fees and Services

              The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$25,000	$31,500
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

Item 15. Exhibits, Financial Statement Schedules

              The following documents are filed as part of this Report:

              1.           Financial Statements

                            –            Report of Independent Registered Public Accounting Firm

                            –            Balance Sheets as of December 31, 2008 and 2007

                            –            Statements of Operations for the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008

                            –            Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008

                            –            Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008

                            –            Notes to Financial Statements

              2.           Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

              3.           Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 15, 2009, on its behalf by the undersigned, thereunto duly authorized.

                                                                                      ALL FUELS & ENERGY COMPANY

                                                                                      By: /s/ DEAN E. SUKOWATEY

                                                                                                    Dean E. Sukowatey

                                                                                                    President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 15, 2009, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey President (principal executive officer), Secretary, Acting Chief Financial Officer (principal financial officer) and Director

James R. Broghammer Director

/s/ SCOTT D. ZABLER
Scott D. Zabler Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ALL Fuels & Energy Company

We have audited the accompanying consolidated balance sheets of ALL Fuels & Energy Company (a development stage company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2008. ALL Fuels & Energy Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL Fuels & Energy Company and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farmer, Fuqua & Huff, P.C.

Farmer, Fuqua & Huff, P.C.

Plano, Texas

April 14, 2009

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
2008	2007
ASSETS
Current assets
Cash and cash equivalents	$314,224	$612,888
Prepaid expenses	7,439	52,637
Total current assets	321,663	665,525
Property and equipment - at cost
Land	---	951,238
Equipment	1,729	1,093
Construction in progress	---	187,024
1,729	1,139,355
Less accumulated depreciation	(815)	(275)
Total property and equipment - net	914	1,139,080
Other assets
Deferred borrowing costs	---	3,672
Total other assets	---	3,672
Total assets	$322,577	$1,808,277

The accompanying notes are an integral part of these statements.

2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$140,458	$83,992
Total current liabilities	140,458	83,992
Long term debt	---	488,000
Total liabilities	140,458	571,992
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 51,624,386 and 51,365,719 shares issued and outstanding	516,245	513,658
Additional paid-in capital	16,053,072	14,981,840
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(9,763,254)	(7,635,269)
Total stockholders’ equity (deficit)	182,119	1,236,285
Total liabilities and stockholders’ equity (deficit)	$322,577	$1,808,277

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008
2008	2007	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/08 (unaudited)
Revenues	$---	$---	$---
Operating Costs and Expenses
Consulting	913,987	6,529,913	7,623,900
Legal and professional	309,072	617,201	1,118,566
Impairment charge	193,720	87,820	333,540
General and administrative	514,553	497,920	1,240,513
Total operating expenses	1,931,332	7,732,854	10,316,519
Other income (expense)
Interest expense	(23,543)	(33,272)	(56,815)
Interest income	7,023	24,910	51,194
Rental income	40,000	26,250	66,250
Equity loss in subsidiary	(218,855)	---	(218,855)
Loss on sale of land	(1,278)	---	(1,278)
Total other income (expense)	(196,653)	17,888	(159,504)
Net loss	$(2,127,985)	$(7,714,966)	$(10,476,023)
Income (loss) per share	$(0.04)	$(0.10)
Weighted average number of shares outstanding (basic and diluted)	51,399,797	40,037,702

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Balance, June 7, 2004	1,758,981	$17,590	$6,385,950	$---	$---	$(6,423,944)	$---	$(20,404)
Stock issued for services at $.34 per share	750,000	7,500	247,500	---	---	---	---	255,000
Stock issued for services at $.167 per share	150,000	1,500	23,500	---	---	---	---	25,000
Stock issued at $.14 per share	357,150	3,571	46,429	(50,000)	---	---	---	---
Contributions from stockholders	---	---	20,754	---	---	---	---	20,754
Net loss	---	---	---	---	---	---	(284,350)	(284,350)
Balance, December 31, 2004	3,016,131	30,161	6,724,133	(50,000)	---	(6,423,944)	(284,350)	(4,000)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Net loss	---	---	---	---	---	---	(100)	(100)
Balance, December 31, 2005	3,016,131	30,161	6,724,133	(50,000)	---	(6,423,944)	(284,450)	(4,100)
Stock issued for bonus at $.023 per share	3,375,000	33,750	42,750	---	---	---	---	76,500
Stock issued for bonus at $.027 per share	150,000	1,500	2,500	---	---	---	---	4,000
Stock issued for legal services at $.027 per share	750,000	7,500	12,500	---	---	---	---	20,000
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for services at $.027 per share	75,000	750	1,250	---	---	---	---	2,000
Stock issued for web page assets at $.027 per share	1,950,000	19,500	32,500	---	---	---	---	52,000
Contributions from stockholder	---	---	600	---	---	---	---	600
Net loss	---	---	---	---	---	---	(155,000)	(155,000)
Balance, December 31, 2006	9,316,131	93,161	6,816,233	(50,000)	---	(6,423,944)	(439,450)	(4,000)
Stock issued for bonus at $.026 per share	3,000,000	30,000	50,000	---	---	---	---	80,000
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in acquisition	37,995,000	379,950	1,253,805	---	---	---	---	1,633,755
Stock issued for services at $.67 per share	390,000	3,900	258,300	---	---	---	---	262,200
Stock issued for services at $.75 per share	150,000	1,500	111,000	---	---	---	---	112,500
Stock issued for cash	75,000	750	74,250	---	---	---	---	75,000
Stock issued as bonus at $1.00 per share	30,000	300	29,700	---	---	---	---	30,000
Stock issued for cash on option exercise	50,000	500	31,286	---	---	---	---	31,786
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in private offering for cash	359,588	3,597	282,053	---	---	---	---	285,650
Treasury stock	---	---	---	---	(150,000)	---	---	(150,000)
Warrants	---	---	6,075,213	---	---	---	---	6,075,213
Net loss	---	---	---	---	---	---	(7,195,819)	(7,195,819)
Balance, December 31, 2007	51,365,719	513,658	14,981,840	(50,000)	(150,000)	(6,423,944)	(7,635,269)	1,236,285
Stock issued for services	1,000,000	10,000	530,000	---	---	---	---	540,000
Shares cancelled	(1,238,000)	(12,380)	12,380	---	---	---	---	---
Stock bonus	75,000	750	40,650	---	---	---	---	41,400
Stock issued for cash	405,000	4,050	192,589	---	---	---	---	196,639
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Options	---	---	285,780	---	---	---	---	285,780
Stock issued for services	16,667	167	9,833	---	---	---	---	10,000
Net loss	---	---	---	---	---	---	(2,127,985)	(2,127,985)
Balance, December 31, 2008	51,624,386	$516,245	$16,053,072	$(50,000)	$(150,000)	$(6,423,944)	$(9,763,254)	$182,119
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008
2008	2007	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,127,985)	$(7,714,966)	$(10,476,023)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	1,278	---	1,278
Depreciation and amortization	4,212	2,000	6,338
Options issued for compensation	867,180	6,075,213	6,942,393
Stock issued for services and compensation	10,000	780,515	1,176,345
Impairment charge	193,720	87,820	333,540
Decrease in deposits	---	10,000	---
(Increase) decrease in prepaids	45,198	(125,327)	(95,259)
Increase (decrease) in accounts payable	56,466	(2,122)	82,827
Net cash used for operating activities	(949,931)	(886,867)	(2,028,561)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	(951,238)	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Decrease in receivable - related party	---	22,500	---
Proceeds from sale of land	461,960	---	461,960
Purchase of office equipment	(636)	---	(1,966)
Payments on construction in progress	(6,696)	(69,557)	(193,720)
Net cash used for investing activities	454,628	(998,295)	(644,908)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
2008	2007	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	196,639	392,435	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	483,120	483,120
Purchase of treasury stock	---	(150,000)	(150,000)
Contributions from shareholders	---	---	950
Net cash used for financing activities	196,639	725,555	2,983,705

NET CHANGE IN CASH	(298,664)	(1,159,607)	310,236
Cash, beginning of period	612,888	1,772,495	3,988
Cash, end of period	$314,224	$612,888	$314,224

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Pursuant to a settlement agreement in the first quarter of 2008, the Company’s former web page publishing business was assigned to a third party. None of the assets or operations of the Company’s former web page publishing business are included in the accompanying financial statements.

ALL Fuels Advisory Group. Shortly after the Company’s new directors were appointed (October 2009) and in response to the ethanol industry’s current state, the Company created a new business division known as “ALL Fuels Advisory Group”. The Company’s management believes there exist numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. Advisory Group was created in response to the ethanol industry’s current a high level of stress. As the ethanol industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices, the Company is offering its advisory services to the industry. During 2009, the Company intends to focus primarily on the development of Advisory Group.

Enzyme Opportunity. Since the first quarter of 2008, the Company has pursued the development and subsequent commercialization of certain enzyme-related technologies. These development activities are intended to produce one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. For 2008, all expenditures in this enzyme-related effort have been expensed, due to there being significant uncertainty that the Company will recover its expenditures.

Polymer Pipe Opportunity. During the third quarter of 2008, the Company entered into an ethanol alliance agreement with a private Iowa company, whereby the parties intended to form a series of entities for the purpose of engaging in numerous businesses related to the ethanol industry. This business relationship has been abandoned. However, the Company continues to pursue pipe-related opportunities which have been presented to it.

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

Loss per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "EARNINGS PER SHARE". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2008, the Company had the following dilutive common stock equivalents outstanding:

              –            11,040,732 common stock purchase warrants to purchase a like number of shares, expiring in 2017, at a net exercise price of zero.

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

Note 2	Management’s Plans for Liquidity

Due to the sale of the Company’s real estate asset in November 2008, the Company will possess a level of capital sufficient to sustain its current operations for all of 2009. However, the Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

The Company possesses approximately $200,000 in cash. During the remainder of 2009, the Company intends to commit a portion of its capital to the marketing of its Advisory Group division. In addition, the Company intends to commit smaller portions of its capital to its enzyme and pipe ventures. Should the Company complete the negotiation of a license agreement relating to the developed enzymes, it will be necessary for the Company to secure approximately $1.5 million to complete the development of up to ten market-ready enzymes. The Company is not certain whether it will be able to complete the enzyme-related negotiations. During the first quarter of 2009, the Company determined to put its polymer-pipe activities on hold. The Company has not yet determined its future course of action in this regard.

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

The following is a schedule of the composition of the income tax benefit:

2008	2007	2006
Net operating loss carryforward	$3,517,420	$2,891,070	$2,333,554
Timing difference related to options	2,162,737	2,065,572	---
Valuation	(5,680,157)	(4,956,642)	(2,333,554)
Total income tax benefit (liability)	$ 0	$ 0	$ 0

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2008	2007	2006
Net loss before taxes	$2,127,985	$7,714,966	$(155,000)
U.S. statutory rate	34%	34%	34%
Change in deferred tax	(723,515)	(2,623,088)	(52,700)
Change in deferred tax asset valuation account	723,515	2,623,088	52,700
Total tax expense	$ 0	$ 0	$ 0
Effective tax rate	0.0%	0.0%	0.0%

The net change in the valuation account was $723,515 and $2,623,088, in the years ended December 31, 2008 and 2007, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carryforwards of approximately $10,350,000 that will start to expire in 2016 in the United States of America.

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

Note 4	2007 Stock Ownership Plan

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

During 2008, a total of 1,016,667 shares, with a weighted-average fair value of approximately $.54 per share, were sold to consultants under the 2007 Plan.

During 2007, a total of 50,000 shares, with a weighted-average fair value of $.6357 per share, were sold to a consultant under the 2007 Plan.

Note 5	Impairment Charge

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

Following a change in control transaction occurring in January 2007, the Company’s web page publishing business was assigned to a subsidiary. During 2006 and 2007, the web page publishing assets did not generate any revenues. Pursuant to a settlement agreement, in January 2008, the Company’s web page publishing business was assigned to a third party.

At December 31, 2008, the Company had paid $193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed on the Manchester, Iowa, land. Inasmuch as the Company sold its Manchester, Iowa, land in November 2008, these construction-related expenses were written-off and appear as an “impairment charge” in the accompanying financial statements.

Note 6	Related Party Transactions

In January 2007, the Company issued 3,000,000 shares of common stock in payment of a retention bonuses to a Company officer. The fair value of these shares was determined to be $80,000.

During 2007, the Company issued a total of 30,000 shares to two of its directors as bonuses. The issuance of these shares resulted in $30,000 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During 2008, the Company issued a total of 75,000 shares to two of its former directors as bonuses. The issuance of these shares resulted in $41,400 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

In November 2008, one of the Company’s directors loaned the Company a total of $40,000 for use as working capital. This loan amount was repaid in December 2008, together with interest at the rate of 5% per annum.

Note 7	Fair Value of Financial Instruments

The fair value of accounts payable approximate their carrying amounts.

Note 8	Acquisition of ALL Energy Company

On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company. The transaction was accounted for under the purchase method of accounting and resulted in net assets in the amount of approximately $1,630,000 being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000. The activity related to ALL Energy Company from January 1, 2007, through December 31, 2008, has been included in the accompanying financial statements.

Note 9	Forward Split of Common Stock

In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007. The financial statement presentation has been adjusted to reflect this forward stock split.

Note 10	Prepaid Expenses

At December 31, 2007, the Company had prepaid expenses of $52,637, of which $19,636 relates to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. In 2007, the Company determined that its efforts to acquire an ethanol plant were not likely to be realized. The capitalized costs in the amount of $87,820 related to its efforts to acquire that ethanol plant were expensed and are included in the statement of operations as impairment charge. The remaining $33,001 at December 31, 2007, represents prepaid insurance. At December 31, 2008, prepaid expenses, comprised entirely of insurance premiums, were $7,439.

Note 11	Land, Equipment and Construction in Progress

In 2007, the Company purchased 152.5 acres near Manchester, Iowa, which was carried at its cost of $951,238. The Company sold its Manchester property in November 2008, netting $461,960 in cash, resulting in a loss of $1,278. In 2008, the Company acquired approximately $700 of office equipment. As noted in Note 5, in 2008,$193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility was written-off.

Note 12	Long-term Debt

On April 5, 2007, the Company obtained financing on the land discussed in Note 11. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction bore interest at “prime” and monthly interest-only payments until the end of the term. This loan, including accrued and unpaid interest, was repaid in full in November 2008.

Note 13	Non-cash Investing and Financing

In conjunction with the acquisition discussed in Note 8, the Company received net assets, after assuming certain liabilities, of approximately $1,271,000 net of approximately $359,000 of cash received in the acquisition.

Note 14	Capital Stock

Stock for Services

During 2008, the Company issued a total of 1,016,667 shares of common stock to third-party consultants for services, resulting in $550,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. The Company measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During 2008, the Company issued a total of 75,000 to its former directors as bonuses. The issuance of these shares resulted in $41,400 in general and administrative expense in the accompanying statement of operations. The Company measured the transactions at the date of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

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

Cancellation of Stock

In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.

Note 15	Warrants

In December 2007, the Company issued a total of 11,040,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants are currently exercisable and expire in 2017. These warrants were issued to two third parties, in consideration of their invaluable consulting services in assisting the Company in accomplishing its business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213. In addition, it is possible that, in future periods, the Company will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted.

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