Form 10-Q
period 2009-03-31
ALL Fuels & Energy Co
filed 2009-05-15
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of principal executive offices, including zip code)
(515) 331-6509
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2009, there were 51,624,386 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page

ALL Fuels & Energy Company
Consolidated Balance Sheets as of March 31, 2009 (unaudited), and December 31, 2008 (audited)	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2009 (unaudited)	5

Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY

(a development stage company)

CONSOLIDATED BALANCE SHEETS

March 31, 2009, and December 31, 2008

	3/31/09
	unaudited	12/31/08
ASSETS
Current assets
Cash and cash equivalents	$170,484	$314,224
Accounts receivable	5,000	---
Prepaid expenses	7,789	7,439
Total current assets	183,273	321,663
Property and equipment - at cost
Equipment	1,729	1,729
	1,729	1,729
Less accumulated depreciation	(957)	(815)
Total property and equipment - net	772	914
Total assets	$184,045	$322,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$147,260	$140,458
Total current liabilities	147,260	140,458
Stockholders’ equity
Common stock, $.01 par value; 80,000,000 shares authorized, 51,624,386 and 51,624,386 shares issued and outstanding	516,245	516,245
Additional paid-in capital	16,103,834	16,053,072
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(9,959,350)	(9,763,254)
Total stockholders’ equity	36,785	182,119
Total liabilities and stockholders’ equity	$184,045	$322,577
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008, and the Period from
Commencement of Development Stage (June 7, 2004) to March 31, 2009

	Three Months Ended March 31,
			Period from
			Commence-
			ment of
			Development
			Stage (June 7,
	(2009)	2008	2004) to 3/31/09
	(unaudited)	(unaudited)	(unaudited)

Revenues	$5,000	$ ---	$5,000
Operating Costs and Expenses
Consulting	68,930	713,744	7,692,830
Legal and professional	16,636	61,756	1,135,202
Impairment charge	---	---	333,540
General and administrative	101,142	147,509	1,341,655
Total operating expenses	186,708	923,009	10,503,227
Other income (expense)
Interest expense	---	(7,737)	(56,815)
Interest income	98	2,856	51,292
Rental income	---	10,000	66,250
Loss on sale of land	---	---	(1,278)
Development expense	(14,486)	---	(14,486)
Equity loss in subsidiary	---	---	(218,855)
Total other income (expense)	(14,388)	5,119	(173,892)
Net loss	$(196,096)	$(917,890)	$(10,672,119)
Income (loss) per share	$(0.00)	$(0.02)
Weighted average number of shares outstanding (basic and diluted)	51,624,386	51,110,107
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY

(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008, and the Period from
Commencement of Development Stage (June 7, 2004) to March 31, 2009

	Three Months Ended March 31,
			Period from
			Commencement of
			Development
			Stage (June 7,
	(2009)	2008	2004) to 3/31/09
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,096)	$(917,890)	$(10,672,119)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Depreciation and amortization	142	511	6,480
Options issued for compensation	50,762	156,223	6,993,155
Stock issued for services and compensation	---	576,000	1,176,345
Impairment charge	---	---	333,540
Accounts receivable	(5,000)	---	(5,000)
Increase (decrease) in prepaids	(350)	1,302	(95,609)
Increase in unearned rental income	---	30,000	---
Increase in accounts payable	6,802	19,223	89,629
Net cash used for operating activities	(143,740)	(134,631)	(2,172,301)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	(636)	(1,966)
Payments on construction-in-progress	---	(2,852)	(193,720)
Net cash used for investing activities	---	(3,488)	(644,908)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008, and the Period from
Commencement of Development Stage (June 7, 2004) to March 31, 2009

	Three Months Ended March 31,
			Period from
			Commencement of
			Development
			Stage (June 7,
	(2009)	2008	2004) to 3/31/09
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,096)	$(917,890)	$(10,672,119)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Depreciation and amortization	142	511	6,480
Options issued for compensation	50,762	156,223	6,993,155
Stock issued for services and compensation	---	576,000	1,176,345
Impairment charge	---	---	333,540
Accounts receivable	(5,000)	---	(5,000)
Increase (decrease) in prepaids	(350)	1,302	(95,609)
Increase in unearned rental income	---	30,000	---
Increase in accounts payable	6,802	19,223	89,629
Net cash used for operating activities	(143,740)	(134,631)	(2,172,301)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	(636)	(1,966)
Payments on construction-in-progress	---	(2,852)	(193,720)
Net cash used for investing activities	---	(3,488)	(644,908)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY

(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008, and the Period from
Commencement of Development Stage (June 7, 2004) to March 31, 2009 (cont.)

	Three Months Ended March 31,
			Period from
			Commencement of
			Development
			Stage (June 7,
	(2009)	2008	2004) to 3/31/09
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	---	---	2,983,705

NET CHANGE IN CASH	(143,740)	(138,119)	166,496
Cash, beginning of period	314,224	612,888	3,988
Cash, end of period	$170,484	$474,769	$170,484

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2. Management’s Plans for Liquidity

With the sale of the Company’s real estate asset in the last quarter of 2008, the Company will possess a level of capital sufficient to sustain its current operations for all of 2009. However, the Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, the Company has retained Trinity Capital, Los Angeles, California, as its investment banker. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2009, the Company intends to commit small portions of its capital to each of its recently announced enzyme and polymer pipe ventures. It is likely that the enzyme venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. See Note 6 below for additional information concerning the enzyme venture. It is likely that the polymer pipe venture will require approximately $3 million over the next 12 months to commence pipe manufacturing and sales operations. See Note 7 below for additional information concerning the polymer pipe business opportunity. The needed funding will be sought from third parties.

Note 3. Prepaid Expenses

At March 31, 2009, the Company had prepaid expenses of $7,789, which represents prepaid insurance.

At March 31, 2008, the Company had prepaid expenses of $51,335, of which $29,807 related to expenses incurred in connection with its efforts in acquiring certain ethanol-related businesses. Prepaid expenses associated with unsuccessful acquisition efforts have been and, in the future, will be, expensed. The remaining $21,528 represented prepaid insurance.

Note 4. Land, Equipment and Construction in Progress

Through March 31, 2008, the Company had paid $189,876 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed in Manchester, Iowa. In November 2008, this land was sold and the construction-related expenses written-off at than time.

Note 5. Capital Stock

Stock for Services

During the first three months of 2009, the Company issued no shares to consultants for services.

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

During the first three months of 2009, the Company issued no shares to directors for bonuses.

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

Note 6. AFSE Enzyme, LLC

The Company recorded its investment in AFSE Enzyme, LLC on the equity method. Under this method, the Company recorded its initial investment at its cost and increases the investment by any additional funds invested. It then adjusted the amount of the investment by its share of the investee’s earnings or losses. Through 2008, the Company had invested $218,855 in the venture. During the fourth quarter of 2008, the Company ended its involvement in AFSE Enzyme and will pursue the project without using AFSE Enzyme. Due to there being significant uncertainty that the Company will recover its investment, the Company wrote off the remaining investment in AFSE Enzyme during 2008.

During the first quarter of 2009, the Company expended $14,486 in furtherance of its enzyme development efforts. This amount of expenditures appears as “Development expense” in the accompanying statement of operations.

AFSE Enzyme, LLC is a Florida limited liability company 50% owned by the Company. AFSE Enzyme was formed for the stated purpose of participating in the development and subsequent commercialization of certain enzyme-related technologies. AFSE Enzyme’s development activities were to produce one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol productions costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities are to produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that approximately $1.5 million will be required over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties.

Note 7. Polymer Pipe Opportunity

During the third quarter of 2008, the Company entered into an ethanol alliance agreement with a private Iowa company, whereby the parties intended to form a series of entities for the purpose of engaging in numerous businesses related to the ethanol industry. This business relationship has been abandoned. However, the Company continues to pursue pipe-related opportunities which have been presented to it. Any funding needed for this business opportunity will be sought from third parties.

Note 8. Ethanol Group

During the last half of 2008, the Company created a new business division known as "ALL Fuels Ethanol Group". The Company believes there exist numerous opportunities to leverage its ethanol expertise to become an active participant in the ethanol production industry through this division. Ethanol Group was created in response to the ethanol industry's current high level of stress. During the first quarter of 2009, Ethanol Group obtained its first contract and recognized its first revenues pursuant thereto. Under this contract, Ethanol Group provided an assessment report to a lending institution concerning an existing ethanol production facility of one of its borrowers.

Note 9. Subsequent Event

Cancellation of Common Stock

In December 2008, a total of 1,000,000 shares of Company common stock were tendered for cancellation; in May 2009, these shares were cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The ethanol industry is currently experiencing a high level of stress as the industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices. In the current climate, we believe there exist numerous opportunities to leverage our company's ethanol expertise to become an active participant in the ethanol production industry. In response to the ethanol industry's current state, we created a new business division known as "ALL Fuels Ethanol Group". We believe there exist numerous opportunities to leverage our ethanol expertise to become an active participant in the ethanol production industry through this division. Ethanol Group was created in response to the ethanol industry's current high level of stress. Recently, Ethanol Group obtained its first contract, pursuant to which we provided an assessment report to a lending institution concerning one of its debtor's existing ethanol production facility.

For the past year, we have been pursuing an agreement with a leading research institution for the development and commercialization of an ethanol "super" enzyme, producing cellulosic ethanol with a theoretical savings of up to 50% reduction in ethanol production costs. Ethanol produced by such a super enzyme would be manufactured from sustainable non-food biomass and surplus waste products, such as wood chips, household garbage and sugarcane waste, which are abundantly available domestically and internationally. One of the key benefits would be the elimination of the cost of the more traditional component ethanol feed-stock, corn. There is no assurance that we will be successful in developing and commercializing any enzyme products.

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

Newly issued accounting standards. On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of SFAS No. 160 had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS No. 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other than-temporary-impairments for both debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

Results of Operations - First Quarter 2009 vs. First Quarter 2008

Revenues. During the First Quarter 2009, we generated a small level of revenues through our Ethanol Group division. We cannon predict whether our Ethanol Group will continue to generate revenues during the remainder of 2009. We did not generate any revenues during the First Quarter 2008.

Expenses. Our cash outlays for operating expenses during the First Quarter 2009 were $143,740, up from $134,631 for the First Quarter 2008. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $50,762 and $156,223 for the First Quarter 2009 and the First Quarter 2008, respectively.

We have dramatically reduced our monthly operating expenses, which including salary and professional fees, currently are approximately $20,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should our Ethanol Group continue to generate business opportunities, or should we be successful in acquiring an ethanol plant or becoming the operator of an ethanol plant, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition

At March 31, 2009, we had $170,484 in cash and working capital of $36,013. These positions are down from $314,224 and $181,205 at December 31, 2008, respectively. Our current cash position is adequate to sustain our current level of operations for at least the next 12 months. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity

We currently possess approximately $150,000 in cash. However, we will require additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol production facility that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. We have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2009, we intend to commit a portion of our current capital to our Ethanol Group business activities. Also, we intend to commit a small portion of our capital to our cellulosic enzyme development activities. It is likely that this venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties. Currently, there is no arrangement with any person for the needed funding. There is no assurance that we will be successful in developing and commercializing any enzyme products.

Capital Expenditures

During the First Quarter 2009, we made no capital expenditures. During the First Quarter 2008, our capital expenditures were $3,488. We cannot predict the amount of any future capital expenditures, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer/Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 has concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer/Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a lawsuit filed in the Iowa District Court for Polk County, Case No. CL-112106, styled Polymer Pipe Technology, L.L.C. vs. ALL Energy Company, et al. The plaintiff alleges breaches of a non-disclosure agreement and interference with prospective business interests and seeks unspecified monetary damages. In addition, a temporary injunction was granted, ex parte, pursuant to which the defendants are prohibited from violating the aforementioned non-disclosure agreement. We believe this lawsuit to be without merit and intend to present a vigorous defense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended March 31, 2009. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 13, 2009.	ALL FUELS & ENERGY COMPANY

	By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer