Form 10-Q
period 2009-06-30
ALL Fuels & Energy Co
filed 2009-08-19
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 17, 2009, there were 50,624,386 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of June 30, 2009 (unaudited), and December 31, 2008 (audited)	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2009 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2009, and December 31, 2008
6/30/09 unaudited	12/31/08
ASSETS
Current assets
Cash and cash equivalents	$61,938	$314,224
Prepaid expenses	7,320	7,439
Total current assets	69,258	321,663
Property and equipment - at cost
Equipment	2,434	1,729
2,434	1,729
Less accumulated depreciation	(753)	(815)
Total property and equipment - net	1,681	914
Total assets	$70,939	$322,577
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$140,477	$140,458
Total current liabilities	140,477	140,458
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,624,386 and 51,624,386 shares issued and outstanding	506,245	516,245
Additional paid-in capital	16,120,264	16,053,072
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,072,103)	(9,763,254)
Total stockholders’ equity (deficit)	(69,538)	182,119
Total liabilities and stockholders’ equity (deficit)	$70,939	$322,577
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2009
Three Months Ended June 30,	Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)	(2009) (unaudited)	2008 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/09 (unaudited)
Revenues	$3,092	$---	$8,092	$---	$8,092
Operating Costs and Expenses
Consulting	22,455	74,271	91,385	788,015	7,715,285
Legal and professional	30,353	144,459	46,989	206,215	1,165,555
Impairment charge	---	---	---	---	333,540
General and administrative	63,064	174,852	164,205	322,361	1,404,718
Total operating expenses	115,872	393,582	302,579	1,316,591	10,619,098
Other income (expense)
Interest expense	---	(5,890)	---	(13,627)	(56,815)
Interest income	25	2,607	123	5,463	51,317
Rental income	---	10,000	---	20,000	66,250
Loss on sale of land	---	---	---	---	(1,278)
Equity loss in subsidiary	---	(4,591)	(14,485)	(4,591)	(233,340)
Total other income (expense)	25	2,126	(14,362)	7,245	(173,866)
Net loss	$(112,755)	$(391,456)	$(308,849)	$(1,309,346)	$(10,784,872)
Income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of shares outstanding (basic and diluted)	51,291,053	51,373,995	51,457,719	51,161,635
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2009
Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/09 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(308,849)	$(1,309,346)	$(10,784,872)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	186	---	186
Depreciation and amortization	341	1,059	6,679
Equity loss in subsidiary	---	4,591	---
Options issued for compensation	57,192	209,593	6,999,585
Stock issued for services and compensation	---	581,400	1,176,345
Impairment charge	---	---	333,540
Decrease in deposits	---	---	---
(Increase) decrease in accrued expenses	---	---	---
Increase (decrease) in prepaids	119	12,775	(95,140)
Increase in unearned rental income	---	20,000	---
Increase in accounts payable	19	32,555	82,846
Net cash used for operating activities	(250,992)	(447,373)	(2,279,553)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to June 20, 2009 (cont.)
Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/09 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in subsidiary	---	(9,182)	---
Increase in accrued liabilities - related party	---	---	40,056
Collections from receivable	---	---	---
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	(1,294)	(636)	(3,260)
Payments on construction-in-progress	---	(6,696)	(193,720)
Net cash used in investing activities	(1,294)	(16,154)	(646,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	143,269	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	---	143,269	2,983,705

NET CHANGE IN CASH	(252,286)	(320,618)	57,950
Cash, beginning of period	314,224	612,888	3,988
Cash, end of period	$61,938	$292,270	$61,938
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (unaudited)
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

Note 2. Management’s Plans for Liquidity
With the sale of the Company’s real estate asset in the last quarter of 2008 and a recent loan from a director, the Company will possess a level of capital sufficient to sustain its current operations for all of 2009. However, the Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, the Company has retained Trinity Capital, Los Angeles, California, as its investment banker. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2009, the Company intends to commit most of its available capital to its pursuit of the acquisition of an existing ethanol production facility and its Ethanol Group activities and only nominal amounts of its available capital to each of its recently announced enzyme and polymer pipe ventures. It is likely that the enzyme venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. See Note 6 below for additional information concerning the enzyme venture. It is likely that the polymer pipe venture will require approximately $3 million over the next 12 months to commence pipe manufacturing and sales operations. See Note 7 below for additional information concerning the polymer pipe business opportunity. The needed funding will be sought from third parties.

Note 3. Prepaid Expenses
At June 30, 2009, the Company had prepaid expenses of $7,320, which represents prepaid insurance.
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

Note 4. Land, Equipment and Construction in Progress
Through June 30, 2008, the Company had paid $193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility to be constructed in Manchester, Iowa. In November 2008, this land was sold and the construction-related expenses written-off at than time.

Note 5. Capital Stock
Stock for Services
During the first six months of 2009, the Company issued no shares to consultants for services.
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

During the first six months of 2009, the Company issued no shares to directors for bonuses.
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
Cancellation of Common Stock
In June 2009, a total of 1,000,000 shares of Company common stock were cancelled; such shares were tendered for cancellation by two third-party consultants.
In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.
Note 6. AFSE Enzyme, LLC
The Company recorded its investment in AFSE Enzyme, LLC on the equity method. Under this method, the Company recorded its initial investment at its cost and increased the investment by any additional funds invested. It then adjusted the amount of the investment by its share of the investee’s earnings or losses. Through 2008, the Company had invested $218,855 in the venture. During the fourth quarter of 2008, the Company ended its involvement in AFSE Enzyme and began to pursue the project without using AFSE Enzyme. Due to there being significant uncertainty that the Company will recover its investment, the Company wrote off the remaining investment in AFSE Enzyme during 2008.

During the first six months of 2009, the Company expended $-0- in furtherance of its enzyme development efforts.
The Company’s enzyme’s development activities are intended to produce one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol productions costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities are to produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that approximately $1.5 million will be required over the next 24 months to complete the development of up to ten market-ready enzymes. The needed funding will be sought from third parties.

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

Note 8. Ethanol Group
During the last half of 2008, the Company created a new business division known as "ALL Fuels Ethanol Group". The Company believes there exist numerous opportunities to leverage its ethanol expertise to become an active participant in the ethanol production industry through this division. Ethanol Group was created in response to the ethanol industry's current high level of stress. During the first six months of 2009, Ethanol Group obtained its first contract and recognized its first revenues pursuant thereto. Under this contract, Ethanol Group provided an assessment report to a lending institution concerning an existing ethanol production facility of one of its borrowers.

Note 9. Subsequent Event
Loan from Director
In August 2009, a director loaned the Company $50,000. This loan is evidenced by a promissory note that bears interest at ten percent per annum and is payable on demand. This director has indicated that he will not demand payment of this loan until such time as the Company has adequate funds with which to repay the loan. The funds received will be used for working capital and to pay certain operating expenses.

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

Results of Operations - First Six Months 2009 vs. First Six Months 2008
Revenues. During the First Six Months 2009, we generated $8,092 in revenues through our Ethanol Group division. We cannot predict whether our Ethanol Group will continue to generate revenues during the remainder of 2009. We did not generate any revenues during the First Six Months 2008.

Expenses. Our cash outlays for operating expenses during the First Six Months 2009 were $250,992, down from $447,373 for the First Six Months 2008. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $57,192 and $209,593 for the First Six Months 2009 and the First Six Months 2008, respectively.

We have dramatically reduced our monthly operating expenses, which including salary and professional fees, currently are approximately $15,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should our Ethanol Group continue to generate business opportunities, or should we be successful in acquiring an ethanol plant or becoming the operator of an ethanol plant, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition
At June 30, 2009, we had $61,938 in cash and a working capital deficit of $71,219. These positions are down from $314,224 and $181,205 at December 31, 2008, respectively. In August, on of our directors made a $50,000 loan to us. This loan is evidenced by a promissory note that bears interest at ten percent per annum and is payable on demand. Ths director has indicated that he will not demand payment of this loan until such time as we have adequate funds with which to repay the loan. The loan amount is expected to allow us to sustain our current level of operations through the remainder of 2009. However, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

Management’s Plans Relating to Future Liquidity
We currently have a limited cash on hand. In addition, we will require additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol production facility that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. We have retained Trinity Capital, Los Angeles, California, as our investment banker. In addition, we are seeking an investment partner for our enzyme venture. To date, we have not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2009, we intend to commit a portion of our current capital to our Ethanol Group business activities and towards our pursuing the acquisition of an existing ethanol production facility. The needed funding will be sought from third parties. Currently, there is no arrangement with any person for the needed funding. There is no assurance that we will be successful in our endeavors.

Capital Expenditures
During the First Six Months 2009, we made $1,294 in capital expenditures. During the First Six Months 2008, our capital expenditures were $7,332. We cannot predict the amount of any future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended June 30, 2009. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

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

Date: August 19, 2009.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer