Form 10-Q
period 2009-09-30
ALL Fuels & Energy Co
filed 2009-11-23
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 20, 2009, there were 50,624,386 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of September 30, 2009 (unaudited), and December 31, 2008 (audited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2009 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2009, and December 31, 2008
9/30/09 unaudited	12/31/08
ASSETS
Current assets
Cash and cash equivalents	$29,903	$314,224
Prepaid expenses	2,446	7,439
Total current assets	32,349	321,663
Property and equipment - at cost
Equipment	3,333	1,729
3,333	1,729
Less accumulated depreciation	(958)	(815)
Total property and equipment - net	2,375	914
Total assets	$34,724	$322,577
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$149,929	$140,458
Note payable - related party	50,000	---
Total current liabilities	199,929	140,458
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,624,386 and 51,624,386 shares issued and outstanding	506,245	516,245
Additional paid-in capital	16,170,264	16,053,072
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,199,770)	(9,763,254)
Total stockholders’ equity (deficit)	(147,205)	182,119
Total liabilities and stockholders’ equity (deficit)	$34,724	$322,577
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2009
Three Months Ended 9/30,	Nine Months Ended 9/30,
2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 9/30/09 (unaudited)
Revenues	$---	$---	$8,092	$---	$8,092
Operating Costs and Expenses
Consulting	1,050	82,985	92,435	871,000	7,716,335
Legal and professional	19,164	18,721	66,153	224,936	1,184,719
Impairment charge	---	193,720	---	193,720	333,540
General and administrative	74,669	127,810	238,876	450,171	1,479,389
Total operating expenses	126,883	423,236	397,464	1,739,827	10,713,983
Other income (expense)
Beneficial conversion expense	(50,000)	---	(50,000)	---	(50,000)
Interest expense	(794)	(6,150)	(794)	(19,777)	(57,609)
Interest income	10	1,312	134	6,775	51,328
Rental income	---	10,000	---	30,000	66,250
Loss on sale of land	---	---	---	---	(1,278)
Equity loss in subsidiary	---	(145,446)	(14,485)	(150,037)	(233,340)
Total other income (expense)	(50,784)	(140,284)	(65,145)	(133,039)	(224,649)
Net loss	$(145,667)	$(563,520)	$(454,517)	$(1,872,866)	$(10,930,540)
Income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of shares outstanding (basic and diluted)	50,624,386	51,693,619	51,179,941	51,327,269
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2009
Nine Months Ended September 30,
2009 (unaudited)	2008 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/09 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(454,517)	$(1,872,866)	$(10,912,540)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	187	---	187
Depreciation and amortization	546	1,613	6,884
Equity loss in subsidiary	---	150,037	---
Options issued for compensation	57,192	276,408	6,999,585
Non-cash beneficial conversion expense	50,000	---	50,000
Stock issued for services and compensation	---	591,400	1,176,345
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	4,993	20,988	(90,266)
Increase in unearned rental income	---	10,000	---
Increase in accounts payable	(9,472)	97,068	74,299
Net cash used for operating activities	(332,127)	(531,632)	(2,360,688)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to June 20, 2009 (cont.)
Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/09 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in subsidiary	---	(150,037)	---
Increase in accrued liabilities - related party	---	---	40,056
Collections from receivable	---	---	---
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	(2,194)	(636)	(4,160)
Payments on construction-in-progress	---	(6,696)	(193,720)
Net cash used in investing activities	(2,194)	(157,369)	(647,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	143,269	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - related party	50,000	---	50,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	50,000	143,269	3,033,705

NET CHANGE IN CASH	(284,321)	(545,732)	25,915
Cash, beginning of period	314,224	612,888	3,988
Cash, end of period	$29,903	$67,156	$29,903
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)
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

Note 2. Management’s Plans for Liquidity
Recent loans from a director have provided the Company with capital to sustain its operations. However, the Company will require additional funds, including further loans from a director, if any, in order to sustain its operations through the remainder of 2009 and the first half of 2010. The Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. To this end, the Company has retained Trinity Capital, Los Angeles, California, as its investment banker. To date, the Company has not received a commitment for an equity investment or a loan in any amount.

During the remainder of 2009, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of an existing ethanol production facility and its Ethanol Group activities and only nominal amounts of its available capital to each of its recently announced enzyme and polymer pipe ventures. It is likely that the enzyme venture will require approximately $1.5 million over the next 24 months to complete the development of up to ten market-ready enzymes. See Note 6 below for additional information concerning the enzyme venture. It is likely that the polymer pipe venture will require approximately $3 million over the next 12 months to commence pipe manufacturing and sales operations. See Note 7 below for additional information concerning the polymer pipe business opportunity. The needed funding will be sought from third parties.

Note 3. Prepaid Expenses
At September 30, 2009, the Company had $2,446 of prepaid expenses.
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

Note 5. Capital Stock
Stock for Services
During the first nine months of 2009, the Company issued no shares to consultants for services.
During the first nine months of 2008, the Company issued a total of 1,000,000 shares of common stock to third-party consultants for services, resulting in $540,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of operations. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

During the first nine months of 2009, the Company issued no shares to directors for bonuses.
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

During the first nine months of 2009, the Company expended $-0- in furtherance of its enzyme development efforts.
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

Note 8. Ethanol Group
During the last half of 2008, the Company created a new business division known as "ALL Fuels Ethanol Group". The Company believes there exist numerous opportunities to leverage its ethanol expertise to become an active participant in the ethanol production industry through this division. Ethanol Group was created in response to the ethanol industry's current high level of stress. During the first nine months of 2009, Ethanol Group obtained its first contract and recognized its first revenues pursuant thereto. Under this contract, Ethanol Group provided an assessment report to a lending institution concerning an existing ethanol production facility of one of its borrowers.

Note 9. Loan from Director
Loan from Director
In August 2009, a director loaned the Company $50,000 to pay for working capital and pay certain operating expenses. This loan is evidenced by a convertible promissory note that bears interest at ten percent per annum and is payable on demand. The director may convert his note into shares of common stock at a conversion rate of one share for each for every $.01 of indebtedness so converted. Therefore, the Company recorded a beneficial conversion expense in the amount of $50,000, which represents the difference between the conversion price and the fair value of the common stock on the commitment date of the note. This director has indicated that he will not demand payment of this loan until such time as the Company has adequate funds with which to repay the loan.

Note 10. Subsequent Event
Loan from Director
In October 2009, a director loaned the Company $10,000. This loan is evidenced by a convertible promissory note that bears interest at ten percent per annum, is payable on demand and may be converted into shares of the Company’s common stock at the rate of one share for every $.01 of indebtedness so converted. This director has indicated that he will not demand payment of this loan until such time as the Company has adequate funds with which to repay the loan. The funds received will be used for working capital and to pay certain operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The ethanol industry is currently recovering from a period of a high level of stress as the industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices. In the current climate, we believe there exist numerous opportunities to leverage our company's ethanol expertise to become an active participant in the ethanol production industry.

Despite the ethanol industry’s great degree of uncertainty, we continue to pursue the acquisition of one or more operating ethanol production facilities. There is no assurance that we will be able to obtain the funding needed to purchase a facility.

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

Newly issued accounting standards. On January 1, 2009, we adopted ASC 810 “Consolidations”(formerly SFAS 160 “Non-controlling Interests in Financial Statements--an amendment of ARB No. 51,” (SFAS 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of SFAS No. 160 had no impact on the Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

In April 2009, the FASB issued ASC 820 “Fair Value Measurements and Disclosures (formerly FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS No. 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

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

In June 2009, the FASB issued Accounting Standard Codification 105 (“ASC-105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

On May 28, 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS 165, Subsequent Events). Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 7, 2009, the date our consolidated financial statements were available to be issued for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Results of Operations - First Nine Months 2009 vs. First Nine Months 2008
Revenues. During the First Nine Months 2009, we generated $8,092 in revenues through our Ethanol Group division. We do not expect our Ethanol Group to generate revenues during the remainder of 2009. We did not generate any revenues during the First Nine Months 2008.

Expenses. Our cash outlays for operating expenses during the First Nine Months 2009 were $332,127, down from $531,632 for the First Nine Months 2008. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $57,192 and $276,408 and beneficial conversion expense totalled $50,000 and $-0- for the First Nine Months 2009 and the First Nine Months 2008, respectively.

We have dramatically reduced our monthly operating expenses, which including salary and professional fees, currently are approximately $5,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should our Ethanol Group continue to generate business opportunities, or should we be successful in acquiring an ethanol plant or becoming the operator of an ethanol plant, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition
At September 30, 2009, we had $29,903 in cash and a working capital deficit of $149,580. These positions are down from $314,224 and $181,205 at December 31, 2008, respectively. In August and October, on of our directors made loans to us of $50,000 and $10,000, respectively. The funds derived from these loans were used to pay operating expenses. These loans are evidenced by separate promissory notes that bear interest at ten percent per annum, are payable on demand and may be converted into shares of our common stock at the rate of one share for every $.01 of indebtedness so converted. This director has indicated that he will not demand payment of these loans until such time as we have adequate funds with which to repay the loans. Additional funds, including further loans from a director, if any, will likely be necessary to sustain our operations through the remainder of 2009 and the first half of 2010. There is no assurance that we will be able to obtain such additional capital. Further, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

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

Capital Expenditures
During the First Nine Months 2009, we made $2,194 in capital expenditures. During the First Nine Months 2008, our capital expenditures were $7,332. We cannot predict the amount of any future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2009, we issued unregistered securities, as follows:
1.
(a) Securities Sold. A $50,000 principal amount convertible promissory note, bearing interest at 10% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Dean E. Sukowatey; (c) Consideration. Such convertible promissory note was issued in consideration of a $50,000 loan; and (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.; (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at the rate of one share for every $.01 of indebtedness converted.

Subsequent to September 30, 2009, we have issued unregistered securities, as follows:
1.
(a) Securities Sold. A $10,000 principal amount convertible promissory note, bearing interest at 10% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Dean E. Sukowatey; (c) Consideration. Such convertible promissory note was issued in consideration of a $50,000 loan; and (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.; (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at the rate of one share for every $.01 of indebtedness converted.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended June 30, 2009. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation is expected to be effected in the near future.

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

Date: November 23, 2009.	ALL FUELS & ENERGY COMPANY

By:	/S/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer