Form 10-K
period 2009-12-31
ALL Fuels & Energy Co
filed 2010-04-15
CIK 1103384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2009, was approximately $400,000.

The number of shares outstanding of the issuer's common equity as of April 14, 2010, was 52,674,386 shares of common stock, par value $.01.

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

            All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

            –          the risk of substantial inflation;

            –          the survival of the Unites States’ economy as a free-market economy;

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

            However, other factors besides those listed above or discussed elsewhere in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I

Item 1. Business

Available Information

            ALL Fuels & Energy Company files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Business Objective

            With the condition of the ethanol industry becoming weakened over the past two years, we began to pursue certain ethanol-related opportunities through our Ethanol Group. However, it remains our goal to become a significant producer of ethanol and its co-products in the United States, that is, to become a producer of at least 500 million gallons of ethanol annually.

Recent and Current Business Activities

            Acquisition Activities. During the first quarter of 2010, we have identified at least three existing ethanol plants that we are attempting to acquire.

            In March 2010, we announced that we had secured an agreement for a period of exclusivity in which to negotiate and sign a purchase agreement to acquire an ethanol plant located in the Midwest United States. We have begun our due diligence efforts to complete the proposed purchase and continue to negotiate the final terms of the proposed acquisition. We believe that we will be able to reach an agreement on the terms of the proposed acquisition. However, while we believe that we will be able to obtain the financing necessary to complete this acquisition, we have not yet obtained any binding commitment for such financing.

            The acquisition opportunity described in the foregoing paragraph became available to us shortly after the conclusion of our unsuccessful 2009 efforts to acquire another ethanol plant. These efforts related to an ethanol plant located in Jefferson, Wisconsin, and owned by Renew Energy, LLC, as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. Throughout the last half of 2009, we focused on acquiring the Renew Energy plant. These efforts resulted in our leading a team that achieved a “qualified bidder” status for the auction of the Renew Energy plant. At the auction of the Renew Energy plant, we submitted a bid of $77 million, the highest bid at the auction. However, a bid of $72 million submitted by Valero Energy was selected as the “best” bid at the auction. Following the auction, we filed a motion in the bankruptcy court seeking to nullify the auction, in light of certain perceived irregularities occurring at the auction. We were not successful in these efforts.

            While not successful in our efforts in acquiring the Renew Energy plant, those efforts provided invaluable business relationships that we believe will serve us well in the future.

            Ethanol-Related Activities. As 2008 came to an end, in response to the ethanol industry’s then-current state of high stress, we created a business division known as “ALL Fuels Ethanol Group”. We believe there exist numerous opportunities to leverage our ethanol expertise to become an active participant in the ethanol production industry through this division. In 2009, the Ethanol Group generated approximately $8,000 in revenues. We continue to develop this division, while primarily seeking the acquisition of one or more ethanol plants.

Our Company in the Current Business Climate

            General. 2008 and 2009 were years of high stress for the ethanol industry. The ethanol industry continues its recovery from the period of historically-high oil prices occurring throughout most 2008. The industry recovery has been made more difficult by the recent downturn in the U.S. economy and the associated chaos in the national and international financial markets. However, in the current climate, we believe there exist numerous opportunities to leverage our company’s ethanol expertise to become an active participant in the ethanol production industry.

            Acquisition Activity. As discussed above, despite the ethanol industry’s experiencing a great degree of uncertainty, we continue to pursue the acquisition of one or more operating ethanol production facilities. In March 2010, we announced that we had secured an agreement for a period of exclusivity in which to negotiate and sign a purchase agreement to acquire an ethanol plant located in the Midwest United States. We have begun our due diligence efforts to complete the proposed purchase and continue to negotiate the final terms of the proposed acquisition. We believe that we will be able to reach an agreement on the terms of the proposed acquisition. However, while we believe that we will be able to obtain the financing necessary to complete this acquisition, we have not yet obtained any binding commitment for such financing. There is no assurance that we will be able to obtain the funding needed to purchase a facility.

            ALL Fuels Ethanol Group. In response to the ethanol industry’s high-stress state during 2008, we created a business division known as “ALL Fuels Ethanol Group”. We believe there exist numerous opportunities to leverage our ethanol expertise to become an active participant in the ethanol production industry through this division. In 2009, the Ethanol Group generated approximately $8,000 in revenues. We continue to develop this division, while primarily seeking the acquisition of one or more ethanol plants.

            Enzyme Development. During 2008 and the first half of 2009, we pursued an agreement with a leading research institution for the development and commercialization of an ethanol “super” enzyme, producing cellulosic ethanol with theoretical significant savings in ethanol production costs. These efforts have been halted until such time as we possess adequate capital with which to continue our efforts in this area. There is no assurance that we will ever be successful in developing and commercializing any enzyme products.

Our Competitive Advantages and Disadvantages

            Competitive Advantages. Our management believes our company possesses a high level of expertise in the ethanol industry, particularly in the ethanol production process. Our Ethanol Group efforts seek to exploit this ethanol expertise.

            Competitive Disadvantages. While our management believes we possess certain competitive advantages, there are certain competitive disadvantages that we must overcome. Initially, we have not achieved name recognition with the ethanol industry. Further, we do not possess excess capital with which to accomplish our Ethanol Group’s objectives nor do we possess capital sufficient for the acquisition of an operating ethanol plant. We may never obtain sufficient capital with which to accomplish our objectives.

Ethanol Industry Overview

            Over the past decade, the ethanol industry has grown significantly, with United States production increasing from 1.63 billion gallons in 2000 to 10.75 billion gallons in 2009, according to the Renewable Fuels Association. According to the U.S. Energy Information Administration, ethanol blends accounted for approximately 8% of the U.S. gasoline supply for all of 2009. Due to environmental concerns, increasing and volatile crude oil prices, energy independence concerns and associated national security concerns, we believe that ethanol will continue to experience increased demand in the U.S., as there remains a focus on reducing reliance on petroleum-based transportation fuels.

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

            -          Federal ethanol tax incentives. The Volumetric Ethanol Excise Tax Credit (VEETC) enables refiners and blenders to pay a premium for ethanol relative to the price of gasoline.

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

            It is our belief that the environmental benefits of ethanol use, the ability of ethanol to improve gasoline performance, the usefulness of ethanol as a fuel-supply extender, the favorable production economics associated with ethanol and the current favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply.

            Environmental Benefits. During the 1990’s, federal laws began to mandate the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution, on a seasonal or full-time basis. At that time, these oxygenates included ethanol and methyl tertiary butyl ether (MTBE) which, when blended with gasoline, reduce vehicle emissions. Although the federal oxygenate requirement was eliminated in 2006, oxygenated gasoline continues to be used, in order to meet various current federal and state air emissions standards. In the U.S., the refining industry has substantially abandoned the use of MTBE, making ethanol the primary clean-air oxygenate currently in use.

            Improved Gasoline Performance. With an octane rating of 113, ethanol is used to increase the octane value of the gasoline with which it is blended. Gasoline enhanced with ethanol improves engine performance. Ethanol is used as an octane enhancer in two ways. First, ethanol is used to produce regular grade gasoline from lower-octane gasoline blending stocks. Second, ethanol is used to upgrade regular grade gasoline to premium grades.

            Fuel-Supply Extender. Currently, ethanol is an important blending component used by refiners to extend gasoline supplies. From 1980 to 2008, domestic petroleum refinery output increased approximately 29%, while domestic gasoline consumption increased approximately 36%, during the same period. (Source: Energy Information Administration). By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell. In 2009, an ethanol industry trade association requested that the U.S. Environmental Protection Agency (EPA) approve the use of gasoline containing up to 15% ethanol. The EPA has not taken any formal action with respect to this request. Should the EPA permit the requested increase in allowable ethanol content in gasoline, we believe that an increase in demand for ethanol could result.

            Economics of Ethanol Blending. The cost to produce a gallon of ethanol is currently at or below the cost of producing a gallon of petroleum-based gasoline. This favorable production environment is further enhanced by the existing blender’s $0.45 per gallon tax credit.

            Renewable Fuels Mandate. In addition to the existing blender’s tax credit, the expansion in ethanol usage has also been driven by federal legislative actions requiring the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS 2, issued on February 3, 2010, mandated a minimum usage of corn-derived renewable fuels of 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010. This mandate for corn-based ethanol increases to 15.0 billion gallons for 2015.

Ethanol Production Process

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

Competition

            Domestic Competition. The ethanol industry is highly competitive. Our prospective competitors are located throughout the United States, nearly all of which can be expected to possess greater resources than our company. In 2009, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. According to the RFA, as of March 18, 2010, there were 189 ethanol-producing plants in the U.S., with a total annual production capacity of 12.6 billion gallons of ethanol. As of that date, several new plants were under construction or undergoing expansion. By the end of 2010, annual U.S. ethanol production capacity could be in excess of 13.0 billion gallons.

            Foreign Competition. Foreign producers of ethanol are an additional source of competition in the ethanol industry. The impact of this foreign competition may significantly in the future. Large international companies with extensive resources have developed, or are developing, increased foreign ethanol production capacities. Brazil, the second largest ethanol producer in the world, produces ethanol primarily from sugarcane, a lower-cost feed stock than is corn. The Caribbean region is also eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Ethanol imported from Caribbean Basin countries may become a less expensive alternative to ethanol domestically produced, although infrastructure deficiencies may temper the market impact on the U.S.

            Ethanol Co-Products. With respect to distillers grains (DDGS and WDGS), we will compete primarily with other ethanol producers, as well as a number of large and small suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality. We cannot assure you that we will be able to compete successfully in this market.

Legislation and Regulatory Matters

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

            The Federal Ethanol Tax Incentive Program. First passed in 1979, the VEETC (commonly referred to as the “blender’s credit”) program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, that is, $0.045 per gallon for E10 (gasoline with an ethanol content of 10% ethanol) and $0.3825 per gallon for E85 (gasoline with an ethanol content of 85% ethanol). Currently, the blender’s credit is to expire in December 31, 2010. However, our management believes the blender’s credit will be extended prior to expiration, as has been done historically. To ensure that the blender’s credit serves to boost domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol.

            Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from this tariff under the Caribbean Basin Initiative (CBI), in order to encourage economic development in that region. Under the terms of the CBI, member nations may export ethanol into the U.S. up to a total limit of 7% of U.S. production per year (with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit). In 2006, there were also significant imports of ethanol from non-CBI countries. Although these imports were subject to the tariff, significant increases in the price of ethanol in 2006 made the importation of ethanol from non-CBI countries profitable, in spite of the tariff. During 2009, there were no material imports of ethanol into the U.S. In the past, significant imports of ethanol into the U.S. have had a negative effect on ethanol prices.

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

Employees

            We currently have two employees, who are also officers. We expect that we will hire non-management employees as such time as we complete an acquisition of one or more ethanol plants. We will continue to retain the services of independent contractors and outside professionals on an as-needed basis.

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

Market Information

            Our common stock is quoted on the OTC Bulletin Board, under the symbol “AFSE”. The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the OTC Bulletin Board.

Period	High*	Low*
2008	First Quarter	$.71	$.45
Second Quarter	$.74	$.17
Third Quarter	$.22	$.03
Fourth Quarter	$.03	$.01
2009	First Quarter	$.03	$.02
Second Quarter	$.03	$.0175
Third Quarter	$.03	$.0125
Fourth Quarter	$.116	$.013
2010	First Quarter	$.06	$.012
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

Holders

              On April 5, 2010, the number of record holders of our common stock, excluding nominees and brokers, was 275 holding 52,674,386 shares.

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

Recent Issuances of Unregistered Securities

              During the last three months of 2009, we issued unregistered securities, as follows:

              1. (a) Securities Sold. In November 2009, we issued a $10,000 principal amount convertible promissory note, bearing interest at 10% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Dean E. Sukowatey; (c) Consideration. Such convertible promissory note was issued in consideration of a $10,000 loan; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at the rate of one share for every $.01 of indebtedness converted.

              Subsequent to December 31, 2009, we have issued unregistered securities, as follows:

              2. (a) Securities Sold. In January 2010, we issued an $11,000 principal amount convertible promissory note, bearing interest at 10% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Dean E. Sukowatey; (c) Consideration. Such convertible promissory note was issued in consideration of a $11,000 loan; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock based on the market price of our common stock on the date of conversion.

              3. (a) Securities Sold. In January 2010, we issued a $65,000 principal amount convertible promissory note, bearing interest at 8% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Asher Enterprises, Inc.; (c) Consideration. Such convertible promissory note was issued pursuant to a securities purchase agreement; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at the rate of one share for every $.01 of indebtedness converted.

              4. (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan; (c) Consideration. Such shares of common stock were issued pursuant to a legal services letter agreement and were valued at $10,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              5. (a) Securities Sold. 50,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Brad Knaack; (c) Consideration. Such shares of common stock were issued as a bonus and were valued at $2,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

              Stock-Based Compensation. We account for stock-based compensation based on the provisions of Accounting Standard Codification (“ASC”) 718 Share Based Payments. ASC 718 requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of ASC 718 encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

              Recent Accounting Pronouncements. There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

Results of Operations

              For 2009, our monthly cash operating expenses, which include salary, professional fees and costs associated with the pursuit of business opportunities, averaged approximately $70,000. Should we be successful in commencing other business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

              Revenues. For the year ended December 31, 2009, we generated $8,092 in revenues. We did not generate any revenues during the year ended December 31, 2008. During each year, we actively pursued numerous business opportunities, including the acquisition of one or more existing ethanol production facilities. Our Ethanol Group business generated our 2009 revenues. We continue to develop this division, while primarily seeking the acquisition of one or more ethanol plants. We cannot predict whether we will be successful in these efforts.

              Expenses. Our operating expenses during the years ended December 31, 2009 and 2008, were $581,043 and $1,931,332, respectively. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $57,192 and $877,180, for those years, respectively.

Financial Condition

              At December 31, 2009, we had $4,748 in cash and a working capital deficit of $352,205. These positions are down from December 31, 2008, levels, when we had $314,224 in cash and working capital of $181,205. During 2009, we funded our ongoing operations with the cash remaining from the 2008 sale of a parcel of land. At December 31, 2009, and currently, our company was and is substantially illiquid. As discussed below, we will remain illiquid, unless and until we complete the acquisition of an ethanol plant or our Ethanol Group successfully generates a significantly higher level of business. There is no assurance that we will be successful in our business endeavors.

Management’s Plans Relating to Future Liquidity

              We currently possess approximately a small amount of cash. We will require significant additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol plant that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

              During 2009, our capital expenditures were $2,194. During 2008, our capital expenditures were $7,332. Should we obtain the capital required to purchase one or more existing ethanol plants, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable.

Item 8. Financial Statements and Supplementary Data

              The required financial statements appear at the end of the Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

              On May 14, 2009, Farmer, Fuqua & Huff, P.C. declined to stand for re-election as our independent auditor, in conjunction with a general change in the firm’s direction in relation to its SEC practice. At the time, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

              On August 12, 2009, Farmer, Fuqua & Huff, P.C. was re-engaged as our independent auditor, to audit our financial statements for the year ended December 31, 2009. The decision to re-engage our auditor was unanimously approved by our board of directors.

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

              Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2009.

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

Item 9B. Other Information.

Employment Agreements

              In December 2009, we entered into employment agreements with two of our officers, Dean E. Sukowatey and James R. Broghammer. These employment agreements are for an initial term of three years and may renew for additional one-year periods. While the terms of these employment agreements commenced in December 2009, salary accruals thereunder will not begin unless and until we complete the acquisition of an ethanol plant; provided, however, that salary accruals of our president, Mr. Sukowatey, under his prior employment agreement will continue unaffected by his new employment agreement, until such time as we complete the acquisition of an ethanol plant. At that time, Mr. Sukowatey's salary accruals will begin under his new employment agreement. Also, upon the acquisition of an ethanol plant, we are to issue a total of 8,585,024 shares of its common stock as bonuses to Messrs. Sukowatey (1,284,466 shares) and Broghammer (7,300,55 8 shares). Our board of directors has determined that these shares will valued at $.012 per share, or $103,020, in the aggregate, based on the market price of our common stock on December 18, 2009, the date of grant of these bonuses. In addition, our board of directors determined it to be in the best interest of our company and our shareholders that we reimburse these officers for their respective income tax liabilities resulting from these common stock bonuses.

Third-Party Loan

              In January 2010, we borrowed $65,000 from a third party, through the issuance of an convertible promissory note, payable in October 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

              The following table sets forth the officers and directors of ALL Fuels & Energy Company.

Name	Age	Position(s)
Dean E. Sukowatey James R. Broghammer Brad Knaack	57 47 36	President, Acting Chief Financial Officer, Secretary and Director Chief Operating Officer and Director Director

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

              Brad Knaack has, from 1990 to the present, been the proprietor of a Correctionville, Iowa-based agronomy business specializing in seed sales to farmers. Also, from 2001 to the present, Mr. Knaack has served as Aviation Manager for Prince Manufacturing Corporation, a North Sioux City, South Dakota-based manufacturer of custom hydraulic cylinders and components. Mr. Knaack earned a B.A. degree in Industrial Technology from the University of Northern Iowa, Cedar Falls, Iowa.

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

Board of Directors

              Our full board or directors did not meet during 2009; the board of directors took action by unanimous written consent in lieu of a meeting on three occasions.

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

Item 11. Executive Compensation

              The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ALL Fuels & Energy Company at any time during the years ended December 31, 2009, 2008 and 2007, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009, 2008 and 2007. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2009	240,000(1)	---	---	---	---	---	---	240,000(1)
President and Acting Chief Financial Officer	2008	240,000	---	---	---	---	---	---	240,000
2007	240,000	---	---	---	---	---	---	240,000
Brian K. Gibson	2009	---	---	---	---	---	---	---	---
Former Treasurer	2008	---	---	---	---	---	---	---	---
2007	---	---	---	---	---	---	---	---
David Loflin	2009	---	---	---	---	---	---	---	---
Former President and Acting Chief Financial Officer	2008	---	---	---	---	---	---	---	---
2007	---	---	80,000	---	---	---	---	80,000

(1) $120,000 of Mr. Sukowatey’s salary was accrued and unpaid.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

              Our president, Dean E. Sukowatey, is currently employed under an employment agreement with ALL Energy Company, our subsidiary. Mr. Sukowatey's employment agreement has a term of seven years, ending in August 2013. Mr. Sukowatey's annual salary is $240,000.In connection with his employment agreement, Mr. Sukowatey executed an indemnity agreement, a confidentiality agreement and an agreement not to compete. We have entered into a new employment agreement with Mr. Sukowatey, as described below.

              In December 2009, we entered into employment agreements with two of our officers, Dean E. Sukowatey and James R. Broghammer. These employment agreements are for an initial term of three years and may renew for additional one-year periods. While the terms of these employment agreements commenced in December 2009, salary accruals thereunder will not begin unless and until we complete the acquisition of an ethanol plant; provided, however, that salary accruals of our president, Mr. Sukowatey, under his prior employment agreement will continue until such time as we complete the acquisition of an ethanol plant. At that time, Mr. Sukowatey's prior agreement will expire and be replaced by his new employment agreement. Also, upon the acquisition of an ethanol plant, we are to issue a total of 8,505,024 shares of its common stock as bonuses to Messrs. Sukowatey (1,284,466 shares) and Broghammer (7,300,558 shares). Our board of directors has determined that these shares will be valued at $.012 per share, or $103,020, in the aggregate, based on the market price of our common stock on December 18, 2009, the date of grant of these bonuses. In addition, our board of directors determined it to be in the best interest of our company and our shareholders that we reimburse these officers for theft- respective income tax liabilities resulting from these common stock bonuses.

              We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change in control.

Outstanding Option Awards at Year End

              The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2009, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---
James R. Broghammer	---	---	---	---	n/a	---	n/a	---	---
Scott D. Zabler	5,520,366(1)	---	---	.55	12/2017	---	n/a	---	---

(1) In March 2010, Mr. Zabler tendered all of these warrants for cancellation; we subsequently cancelled such warrants

Director Compensation

              The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2009, 2008 and 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
Dean E. Sukowatey	---	---	---	---	---	(1)	---
James R. Broghammer	---	---	---	---	---	(1)	---
Scott D. Zabler	---	---	---	---	---	---	---
FORMER DIRECTORS
Scott D. Zabler	---	---	---	---	---	(1)	---
Steven J. Leavitt	---	19,350(2)	---	---	---	---	---
Brian K. Gibson	---	19,350(2)	---	---	---	---	---
Mark W. Leonard	---	32,550(3)	---	---	---	---	---
David Loflin	---	---	---	---	---	---	---
Waddell D. Loflin	---	---	---	---	---	---	---
James Kaufman	---	---	---	---	---	---	---

     (1)               Prior to Mr. Zabler's becoming a director of our company, in December 2007, we issued 5,520,366 warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. Subsequent to December 31, 2009, in March 2010, Mr. Zabler tendered all of these warrants for cancellation; we subsequently cancelled such warrants.

     (2)               $15,000 of this amount relates to stock awards made in 2007; $4,350 of this amount relates to stock awards made in 2008

     (3)               This amount relates to stock awards made in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in the following table are based on a total of 59,774,386 shares of common stock outstanding as if the date hereof.

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

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Dean E. Sukowatey	15,815,534 (2)	26.46%
James R. Broghammer	2,699,442	4.52%
Brad Knaack	50,000	*
ALL Energy Company (3)	7,050,000	11.79%
Sun Bear, LLC (4)	8,219,808	13.75%
All directors, executive officers and founders, including ALL Energy Company, as a group (5 persons)	33,834,784	56.60%

     *        Less than 1%.

    (1)      Based on 59,774,386 shares of our common stock outstanding, which number of shares includes 7,100,000 shares underlying convertible promissory notes that are currently convertible. See Note 2.

    (2)      7,100,000 have not been issued. These shares underlie convertible promissory notes that are payable on demand.

    (3)      ALL Energy Company is a wholly-owned subsidiary of ALL Fuels & Energy Company.

    (4)      Scott B. Gann is the owner of this entity and possesses voting and investment control of the shares owned by it. Sun Bear, LLC is a founder of ALL Energy Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

2009

              Loans from Director. During the last half of 2009, one of our directors, Dean E. Sukowatey, loaned us a total of $60,000 for use as working capital. Subsequent to December 31, 2010, in January 2010, Mr. Sukowatey made an additional loan to us in the amount of $11,000. All of the loans made by Mr. Sukowatey are payable on demand, bear interest at 10% per annum and are convertible, at his option, into shares of our common stock at the rate of one share for every $.01 of debt converted. Mr. Sukowatey has indicated that he will not demand payment of these loans, until such time as we have adequate funds with which to repay the loans.

              Employment Agreements. In December 2009, we entered into employment agreements with two of our officers, Dean E. Sukowatey and James R. Broghammer. These employment agreements are for an initial term of three years and may renew for additional one-year periods. While the terms of these employment agreements commenced in December 2009, salary accruals thereunder will not begin unless and until we complete the acquisition of an ethanol plant; provided, however, that salary accruals ($240,000 annually) of our president, Mr. Sukowatey, under his prior employment agreement will continue until such time as we complete the acquisition of an ethanol plant. At that time, Mr. Sukowatey's prior agreement will expire and be replaced by his new employment agreement. Under these employment agreements, the annual salaries of Messrs. Sukowatey and Broghammer are to start at $220,000, and increase to $240,000 and $265,000 during the initial term, then increase to $292,000 for each renewal term. Also, upon the acquisition of an ethanol plant, we are to issue a total of 8,585,024 shares of its common stock as bonuses to Messrs. Sukowatey (1,284,466 shares) and Broghammer (7,300,558 shares). Our board of directors has determined that these shares will valued at $.012 per share, or $103,020, in the aggregate, based on the market price of our common stock on December 18, 2009, the date of grant of these bonuses. In addition, our board of directors determined it to be in the best interest of our company and our shareholders that we reimburse these officers for their respective income tax liabilities resulting from these common stock bonuses.

2008

              Director Bonuses. During 2008, each of our three former directors, except for Dean E. Sukowatey, was issued shares of our common stock, in consideration of their services as a director. A total of 75,000 shares of common stock were issued to these persons, which shares were valued at $41,400, in the aggregate.

2007

              Warrant Issuances. In December 2007, we issued a total of 11,040,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. These warrants were issued to two persons, James R. Broghammer and Scott D. Zabler, approximately ten months prior to their becoming directors of our company. We issued these warrants in consideration of the invaluable consulting services provided on our behalf by each of Messrs. Broghammer and Zabler. The issuance of these warrants resulted in a compensation expense of $6,075,213. Mr. Broghammer’s warrants were cancelled in December 2009; Mr. Zabler’s warrants were cancelled in March 2010, when he resigned as a director.

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

              Retention Bonus. In January 2007, our former president, David Loflin, was issued 3,000,000 shares of our common stock, as a retention bonus for his agreeing to work as much as necessary for us to have the greatest opportunity to achieve success in establishing and expanding our start-up web page publishing business. Our board of directors believed it to be in our best interests and those of our shareholders to compensate Mr. Loflin in this matter. These shares were valued, for financial reporting purposes, at $.026 per share, or $80,000, in the aggregate.

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

Director and Officer Indemnification

              Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Item 10. Directors, Executive Officers and Corporate Governance”.

Item 14. Principal Accounting Fees and Services

              The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and 2008, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$21,000	$25,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

Item 15. Exhibits, Financial Statement Schedules

              The following documents are filed as part of this Report:

              1.           Financial Statements

                            –            Report of Independent Registered Public Accounting Firm

                            –            Balance Sheets as of December 31, 2009 and 2008

                            –            Statements of Operations for the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009

                            –            Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009

                            –            Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009

                            –            Notes to Financial Statements

              2.           Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

              3.           Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
10.1 *	Employment Agreement between Registrant and Dean E. Sukowatey.
10.2 *	Employment Agreement between Registrant and James R. Broghammer.
10.3 *	Convertible Promissory Note, face amount $50,000, issued by Registrant in favor of Dean E. Sukowatey.
10.4 *	Convertible Promissory Note, face amount $10,000, issued by Registrant in favor of Dean E. Sukowatey.
10.5 *	Convertible Promissory Note, face amount $11,000, issued by Registrant in favor of Dean E. Sukowatey.
10.6 *	Securities Purchase Agreement between Registrant and Asher Enterprises, Inc.
10.7 *	Convertible Promissory Note, face amount $65,000, issued by Registrant in favor of Asher Enterprises, Inc.
10.8 *	Letter Agreement between Registrant and Newlan & Newlan.
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 15, 2010, on its behalf by the undersigned, thereunto duly authorized.

                                                                                      ALL FUELS & ENERGY COMPANY

                                                                                      By: /s/ DEAN E. SUKOWATEY

                                                                                                    Dean E. Sukowatey

                                                                                                    President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 15, 2010, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey President (principal executive officer), Secretary, Acting Chief Financial Officer (principal financial officer) and Director

James R. Broghammer Chief Operating Officer and Director

/s/ BRAD KNAACK
Brad Knaack Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

To the Board of Directors and

Shareholders of ALL Fuels & Energy Company

We have audited the accompanying consolidated balance sheets of ALL Fuels & Energy Company (a development stage company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2009. ALL Fuels & Energy Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL Fuels & Energy Company and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.

Plano, Texas

April 15, 2010

ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
2009	2008
ASSETS
Current assets
Cash and cash equivalents	$4,748	$314,224
Prepaid expenses	1,721	7,439
Total current assets	6,469	321,663
Property and equipment - at cost
Equipment	3,333	1,729
Less accumulated depreciation	(1,238)	(815)
Total property and equipment - net	2,095	914
Total assets	$8,564	$322,577
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$298,674	$140,458
Notes payable - related party	60,000	---
Total current liabilities	358,674	140,458
Stockholders’ equity (deficit)
Common stock, $.01 par value; 80,000,000 shares authorized, 50,624,386 and 51,624,386 shares issued and outstanding	506,245	516,245
Additional paid-in capital	16,180,264	16,053,072
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,412,675)	(9,763,254)
Total stockholders’ equity (deficit)	(350,110)	182,119
Total liabilities and stockholders’ equity (deficit)	$8,564	$322,577

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009
2009	2008	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/09 (unaudited)
Revenues	$8,092	$---	$8,092
Operating Costs and Expenses
Consulting	92,435	913,987	7,716,335
Legal and professional	84,247	309,072	1,202,813
Impairment charge	---	193,720	333,540
General and administrative	404,361	514,553	1,644,874
Total operating expenses	581,043	1,931,332	10,897,562
Other income (expense)
Beneficial conversion expense	(60,000)	---	(60,000)
Interest expense	(2,120)	(23,543)	(58,935)
Interest income	135	7,023	51,329
Rental income	---	40,000	66,250
Equity loss in subsidiary	(14,485)	(218,855)	(233,340)
Loss on sale of land	---	(1,278)	(1,278)
Total other income (expense)	(76,470)	(196,653)	(235,974)
Net loss	$(649,421)	$(2,127,985)	$(11,125,444)
Income (loss) per share	$(0.01)	$(0.04)
Weighted average number of shares outstanding (basic and diluted)	51,120,270	51,399,797

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009
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

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008 and 2007, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2008 (cont.)
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Options	---	---	285,780	---	---	---	---	285,780
Stock issued for services	16,667	167	9,833	---	---	---	---	10,000
Net loss	---	---	---	---	---	---	(2,127,985)	(2,127,985)
Balance, December 31, 2008	51,624,386	$516,245	$16,053,072	$(50,000)	$(150,000)	$(6,423,944)	$(9,763,254)	$182,119
Options	---	---	57,192	---	---	---	---	57,192
Beneficial conversion	---	---	60,000	---	---	---	---	60,000
Shares cancelled	(1,000,000)	(10,000)	10,000	---	---	---	---	---
Net loss	---	---	---	---	---	---	(649,421)	(649,421)
Balance, December 31, 2009	50,624,386	$506,245	$16,180,264	$(50,000)	$(150,000)	$(6,423,944)	$(10,412,675)	$(350,110)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009
2009	2008	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/09 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(649,421)	$(2,127,985)	$(11,125,444)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	1,278	1,278
Loss on disposal of fixed assets	187	---	187
Depreciation and amortization	826	4,212	7,164
Options issued for compensation	57,192	867,180	6,999,585
Stock issued for services and compensation	---	10,000	1,176,345
Impairment charge	---	193,720	333,540
(Increase) decrease in prepaids	5,718	45,198	(89,541)
Non-cash beneficial conversion expense	60,000	---	60,000
Increase (decrease) in accounts payable	158,216	56,466	241,043
Net cash used for operating activities	(367,282)	(949,931)	(2,395,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	461,960	461,960
Purchase of office equipment	(2,194)	(636)	(4,160)
Payments on construction in progress	---	(6,696)	(193,720)
Net cash used for investing activities	(2,194)	454,628	(647,102)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2009 (cont.)
2009	2008	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/09 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	196,639	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Proceeds from note payable - related party	60,000	---	60,000
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash used for financing activities	60,000	196,639	3,043,705

NET CHANGE IN CASH	(309,476)	(298,664)	760
Cash, beginning of period	314,224	612,888	3,988
Cash, end of period	$4,748	$314,224	$4,748

Supplemental information:
Interest paid	$---	$23,543
Taxes paid	$---	$---

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Ethanol Plant Acquisition Activities. During the last half of 2009, the Company actively pursued the acquisition of an ethanol plant in Wisconsin. The Company’s efforts in this regard were not successful. However, the Company continues to pursue the acquisition of one or more ethanol plants and, currently, has identified three such plants and has begun negotiations for their acquisition. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

ALL Fuels Advisory Group. Shortly after the Company’s new directors were appointed (October 2008) and in response to the ethanol industry’s then-current state, the Company created a new business division known as “ALL Fuels Advisory Group”. The Company’s management believes there exist numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. Advisory Group was created in response to the ethanol industry’s current a high level of stress. As the ethanol industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices, the Company is offering its advisory services to the industry. During the first half of 2009, the Company focused primarily on the development of Advisory Group, which produced approximately $8,092 in revenues during 2009. During the second half of 2009, Advisory Group did not generate any revenues.

Enzyme Opportunity. The Company recorded its investment in AFSE Enzyme, LLC on the equity method. Under this method, the Company recorded its initial investment at its cost and increased the investment by any additional funds invested. It then adjusted the amount of the investment by its share of the investee’s earnings or losses. Through 2008, the Company had invested $218,855 in the venture. During the fourth quarter of 2008, the Company ended its involvement in AFSE Enzyme and began to pursue the project without using AFSE Enzyme. Due to there being significant uncertainty that the Company will recover its investment, the Company wrote off the remaining investment in AFSE Enzyme during 2008. During 2009, the Company expended $-0- in furtherance of its enzyme development efforts.

While the Company’s enzyme development activities are not currently active, the Company continues to seek a third party that is interested in funding the Company’s enzyme development plans. The Company’s activities have been aimed at producing one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol productions costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities would produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that approximately $1.5 million is required over a 24-month period to complete the development of up to ten market-ready enzymes.

Polymer Pipe Opportunity. During the third quarter of 2008, the Company entered into an ethanol alliance agreement with a private Iowa company, whereby the parties intended to form a series of entities for the purpose of engaging in numerous businesses related to the ethanol industry. This business relationship has been abandoned.

FASB Accounting Standards Codification. The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009, and is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Loss per Share

Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2009, the Company had the following dilutive common stock equivalents outstanding:

              –            5,520,366 common stock purchase warrants to purchase a like number of shares, expiring in 2017, at a net exercise price of zero (these warrants were cancelled subsequent to December 31, 2009).

              –            6,212,000 shares underlying convertible promissory notes.

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

The Company accounts for stock based compensation in accordance with ASC 718 Share Based Payment. This Statement requires that transactions in which a company exchanges its equity instruments for goods or services be accounted for using the fair-value method.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

Note 2	Going Concern

The Company incurred losses totaling $(11,125,444) through December 31, 2009, and, at December 31, 2009, had a working capital deficit of $352,205. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3	Management’s Plans for Liquidity

During the last half of 2009, $60,000 in loans from a director provided the Company with capital to sustain its operations. Subsequent to December 31, 2010, in January 2010, the same director made an additional loan to the Company in the amount of $11,000. All of the loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans. Also, in January 2010, the Company borrowed $65,000 from a third party, through the issuance of a convertible promissory note, payable in October 2010, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock.

However, it is likely that the Company will require additional funds, in order to sustain its operations through the remainder of 2010. The Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

During the remainder of 2010, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of an existing ethanol production facility and its Ethanol Group activities. The needed funding will be sought from third parties.

Note 4	Provision for Income Taxes

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

The following is a schedule of the composition of the income tax benefit:

2009	2008
Net operating loss carryforward	$3,718,778	$3,517,420
Timing difference related to options	2,182,182	2,162,737
Valuation	(5,900,960)	(5,680,157)
Total income tax benefit (liability)	$ 0	$ 0

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

2009	2008
Net loss before taxes	$649,421	$2,127,985
U.S. statutory rate	34%	34%
Change in deferred tax	(220,803)	(723,515)
Change in deferred tax asset valuation account	220,803	723,515
Total tax expense	$ 0	$ 0
Effective tax rate	0.0%	0.0%

The net change in the valuation account was $220,803 and $723,515, in the years ended December 31, 2009 and 2008, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception and has filed no income tax returns. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. In the event that all returns are filed and accepted by the taxing authority, the Company will have unused net operating losses available for carry-forwards of approximately $10,942,000 that will start to expire in 2016 in the United States of America.

Note 5	2007 Stock Ownership Plan

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

During 2009, no shares were issued under the 2007 Plan.

During 2008, a total of 1,016,667 shares, with a weighted-average fair value of approximately $.54 per share, were sold to consultants under the 2007 Plan.

During 2007, a total of 50,000 shares, with a weighted-average fair value of $.6357 per share, were sold to a consultant under the 2007 Plan.

Note 6	Impairment Charge

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

Pursuant to ASC Topic 360 “Property, Plant and Equipment”, the Company has determined the carrying value of the web assets exceeds the sum of their expected future cash flows and, as of December 31, 2006, recorded an impairment charge of $52,000. This charge, equal to the entire carrying value of the web assets, is reflected in the Company’s statements of operations.

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

Note 7	Related Party Transactions

Director Loans

During the last half of 2009, one of the Company’s directors loaned the Company a total of $60,000 for use as working capital. Subsequent to December 31, 2010, in January 2010, the same director made an additional loan to the Company in the amount of $11,000. All of the loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

In November 2008, one of the Company’s directors loaned the Company a total of $40,000 for use as working capital. This loan amount was repaid in December 2008, together with interest at the rate of 5% per annum.

Employment Agreements

Our president, Dean E. Sukowatey, is currently employed under an employment agreement with ALL Energy Company, our subsidiary. Mr. Sukowatey's employment agreement has a term of seven years, ending in August 2013. Mr. Sukowatey's annual salary is $240,000. In connection with his employment agreement, Mr. Sukowatey executed an indemnity agreement, a confidentiality agreement and an agreement not to compete. We have entered into a new employment agreement with Mr. Sukowatey, as described below.

In December 2009, the Company entered into employment agreements with two of its officers. These employment agreements are for an initial term of three years and may renew for additional one-year periods. While the terms of these employment agreements commenced in December 2009, salary accruals thereunder will not begin until the Company completes the acquisition of an ethanol plant; provided, however, that salary accruals of the Company’s president under his prior employment agreement will continue unaffected by his new employment agreement, until such time as the Company completes the acquisition of an ethanol plant, at which time salary accruals under his new employment agreement will commence. Also, upon the acquisition of an ethanol plant, the Company is to issue a total of 8,585,024 shares of its common stock as bonuses. The Company’s board of directors has determined that these shares, if issued, will be valued at $.012 per share, or $103,020, in the aggregate, based on the then-current market price of the Company’s common stock. In addition, the Company’s board of directors determined it to be in the best interest of the Company and its shareholders that the Company reimburse these officers for their respective income tax liabilities resulting from these issuances, if and when they occur.

Warrant Cancellation

In December 2009, one of the Company’s directors tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Common Stock Bonuses

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

Note 8	Fair Value of Financial Instruments

The fair value of accounts payable approximate their carrying amounts.

Note 9	Acquisition of ALL Energy Company

On April 9, 2007, the Company acquired ALL Energy Company, a Delaware corporation, pursuant to which ALL Energy Company became a wholly-owned subsidiary of the Company. The Company issued 37,995,000 shares of stock in exchange for 100% of the stock of ALL Energy Company. The transaction was accounted for under the purchase method of accounting and resulted in net assets in the amount of approximately $1,630,000 being consolidated into the financial statements of the Company consisting mostly of cash of approximately $359,000 and land and other capitalized assets of approximately $1,149,000. The activity related to ALL Energy Company from January 1, 2007, through December 31, 2009, has been included in the accompanying financial statements.

Note 10	Forward Split of Common Stock

In May 2007, the Company’s board of directors approved a forward split of the Company’s common stock at a ratio of one(1)-new-share-for-every-two(2)-shares-owned, effective May 14, 2007. The financial statement presentation has been adjusted to reflect this forward stock split.

Note 11	Prepaid Expenses

At December 31, 2009 and 2008, prepaid expenses, comprised entirely of insurance premiums, were $1,721 and $7,439, respectively.

Note 12	Land, Equipment and Construction in Progress

In 2007, the Company purchased 152.5 acres near Manchester, Iowa, which was carried at its cost of $951,238. The Company sold its Manchester property in November 2008, netting $461,960 in cash, resulting in a loss of $1,278. In 2009 and 2008, the Company acquired approximately $2,100 and $700 of office equipment, respectively. As noted in Note 6, in 2008, $193,720 in construction-related expenses associated with the Company’s proposed ethanol production facility was written-off.

Note 13	Long-term Debt

On April 5, 2007, the Company obtained financing on the land discussed in Note 12. In the transaction, the Company obtained $488,000 in loan proceeds. The loan associated with the financing transaction bore interest at “prime” and monthly interest-only payments until the end of the term. This loan, including accrued and unpaid interest, was repaid in full in November 2008.

Note 14	Notes Payable – Related Party

During the last half of 2009, one of the Company’s directors loaned the Company a total of $60,000 for use as working capital. Subsequent to December 31, 2010, in January 2010, the same director made an additional loan to the Company in the amount of $11,000. All of the loans made by this director are evidenced by promissory notes, are payable on demand, bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

Note 15	Non-cash Investing and Financing

In conjunction with the acquisition discussed in Note 9, the Company received net assets, after assuming certain liabilities, of approximately $1,271,000 net of approximately $359,000 of cash received in the acquisition.

Note 16	Capital Stock

Common Stock for Services

During 2009, the Company issued no shares of its common stock for services.

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

In January 2008, a total of 1,238,100 shares of Company common stock were cancelled, pursuant a settlement agreement.

Note 17	Warrants

In December 2007, the Company issued a total of 11,040,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants are currently exercisable and expire in 2017. These warrants were issued to two third parties (who subsequently became directors of the Company), in consideration of their invaluable consulting services in assisting the Company in accomplishing its business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213. In addition, it is possible that, in future periods, the Company will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted. In conjunction with the Company’s authorizing the issuances of these warrants, the Company’s board of directors determined it to be in the best interest of the Company and its shareholders that, in a manner and structure to be determined in the future, the Company pay a sum of cash to the issuees of the warrants in a total amount, net of income taxes, of approximately $6,100,000. Each portion of this amount of compensation will be expensed by the Company in the then-current period of its payment.

In December 2009, one of the Company’s directors tendered for cancellation 5,520,366 of these warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants. In addition, subsequent to December 31, 2009, in March 2010, a former director tendered for cancellation the remaining 5,520,366 of these warrants to purchase a like number of shares of Company common stock. The Company also accepted such tender and cancelled all of such warrants.

Note 18	Subsequent Events

Related Party Loan

In January 2010, a director made a loan to the Company in the amount of $11,000. This loan is payable on demand and bears interest at 10% per annum and is convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of this loan, until such time as the Company has adequate funds with which to repay the loan.

Third Party Loan

Also, in January 2010, the Company borrowed $65,000 from a third party, through the issuance of a convertible promissory note, payable in October 2010, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the date of issuance, this promissory note was convertible into approximately 11,000,000 shares of Company common stock.

Warrant Cancellation

In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Common Stock for Bonus

In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Common Stock for Services

In February 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after December 31, 2009, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 15, 2010, which is the date on which the financial statements were available to be issued.