Form 10-Q
period 2010-03-31
ALL Fuels & Energy Co
filed 2010-05-14
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 11, 2010, there were 52,674,386 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of March 31, 2010 (unaudited), and December 31, 2009	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2010 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2010 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2010, and December 31, 2009
3/31/10 (unaudited)	12/31/09
ASSETS
Current assets
Cash and cash equivalents	$30,862	$4,748
Prepaid expenses	10,673	1,721
Total current assets	41,535	6,469
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(1,512)	(1,238)
Total property and equipment - net	1,821	2,095
Total assets	$43,356	$8,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$354,398	$298,674
Notes payable - related party	71,000	60,000
Notes payable - third party	65,000	---
Total current liabilities	490,398	358,674
Stockholders’ equity
Common stock, $.01 par value; 80,000,000 shares authorized, 52,674,386 and 50,624,386 shares issued and outstanding	526,745	506,245
Additional paid-in capital	16,257,764	16,180,264
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,607,607)	(10,412,675)
Total stockholders’ equity (deficit)	(447,042)	(350,110)
Total liabilities and stockholders’ equity	$43,356	$8,564
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2010
Three Months Ended March 31,
2010 (unaudited)	2009 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 3/31/10 (unaudited)
Revenues	$---	$5,000	$8,092
Operating Costs and Expenses
Consulting	875	68,930	7,717,210
Legal and professional	28,508	16,636	1,231,321
Impairment charge	---	---	333,540
Depreciation and amortization	274	142	7,438
General and administrative	86,660	101,000	1,724,370
Total operating expenses	116,317	186,708	11,013,879
Other income (expense)
Beneficial conversion exercise	(76,000)	---	(136,000)
Interest expense	(2,623)	---	(61,558)
Interest income	8	98	51,337
Rental income	---	---	66,250
Loss on sale of land	---	(14,486)	(1,278)
Equity loss in subsidiary	---	---	(233,340)
Total other income (expense)	(78,615)	(14,388)	(314,589)
Net loss	$(194,932)	$(196,096)	$(11,320,376)
Income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding (basic)	51,891,608	51,327,269
Weighted average number of shares outstanding (diluted)	66,654,941	51,327,269
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2010
Three Months Ended March 31,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/10 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,932)	$(196,096)	$(11,320,376)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	274	142	7,438
Non-cash beneficial conversion expense	76,000	---	136,000
Options issued for compensation	---	50,762	6,999,585
Stock issued for services and compensation	22,000	---	1,198,345
Impairment charge	---	---	333,540
Accounts receivable	---	(5,000)	---
(Increase) in prepaids	(8,952)	(350)	(98,493)
Increase in accounts payable	55,724	6,802	296,767
Net cash used for operating activities	(49,886)	(143,740)	(2,445,729)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	---	---	(647,102)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2010
Three Months Ended March 31,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/10 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	65,000	---	65,000
Proceeds from notes payable - related party	11,000	---	71,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	76,000	---	3,119,705

NET CHANGE IN CASH	26,114	(143,740)	26,874
Cash, beginning of period	4,748	314,224	3,988
Cash, end of period	$30,862	$170,484	$30,862

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2. Going Concern

The Company has incurred losses totaling $11,320,376 through March 31, 2010, and had limited working capital at March 31, 2010. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Management’s Plans for Liquidity

Since the third quarter of 2009, $71,000 in loans from a director provided the Company with a portion of the capital necessary to sustain its operations. All of the loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans. Also, in January 2010, the Company borrowed $65,000 from a third party, through the issuance of a convertible promissory note, payable in October 2010, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock.

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

Note 4. Business of the Company

Ethanol Plant Acquisition Activities. Since the third quarter of 2009, the Company has actively pursued the acquisition of one or more ethanol plants. To date, the Company’s efforts in this regard have not been successful. However, the Company continues its efforts and, currently, has identified three such plants and has begun negotiations for their acquisition. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

ALL Fuels Advisory Group. In October 2008 and in response to the ethanol industry’s then-current state, the Company created a new business division known as “ALL Fuels Advisory Group”. The Company’s management believes there exist numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. Advisory Group was created in response to the ethanol industry’s current a high level of stress. As the ethanol industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices, the Company is offering its advisory services to the industry. During the first half of 2009, the Company focused primarily on the development of Advisory Group, which produced $5,000 in revenues during the first quarter of 2009.

Enzyme Opportunity. While the Company’s ethanol-related enzyme development activities are not currently active, the Company continues to seek a third party that is interested in funding the Company’s enzyme development plans. The Company’s activities have been aimed at producing one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol productions costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities would produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that approximately $1.5 million is required over a 24-month period to complete the development of up to ten market-ready enzymes.

Note 5. Prepaid Expenses

At March 31, 2010, the Company has prepaid expenses of $10,673, which represents prepaid insurance and prepaid legal costs.

At March 31, 2009, the Company had prepaid expenses of $7,789, which represented prepaid insurance.

Note 6. Notes Payable - Related Party

In January 2010, a director made a loan to the Company in the amount of $11,000. At March 31, 2010, this director had made loans to the Company in the total amount of $71,000. These loans are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

Note 7. Note Payable - Third Party

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

Note 8. Capital Stock

Common Stock for Director Bonus

In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Common Stock for Services

During the first three months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.

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
Results of Operations - First Quarter 2010 vs. First Quarter 2009
Revenues. During the First Quarter 2010, we generated no revenues. During the First Quarter 2009, we generated a small level of revenues through our Ethanol Group division. We cannon predict whether our Ethanol Group will generate revenues during the remainder of 2010.

Expenses. Our cash outlays for operating expenses during the First Quarter 2010 were $49,886, down from $143,740 for the First Quarter 2009. Our non-cash operating expenses, which include stock issued for services and a bonus, totalled $22,000 and $50,762 for the First Quarter 2010 and the First Quarter 2009, respectively.

We continue to drastically reduce our monthly operating expenses, such that they are, including salary and professional fees, currently approximately $10,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should our Ethanol Group continue to generate business opportunities, or should we be successful in acquiring an ethanol plant or becoming the operator of an ethanol plant, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition
At March 31, 2010, we had $30,862 in cash and a working capital deficit of $448,863. At December 31, 2009, our cash position was $4,748 and our working capital deficit was $352,205. Our current cash position is adequate to sustain our current level of operations for approximately four months, unless we are able to obtain operating capital. In addition, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

In January 2010, one of our directors made a loan to our company in the amount of $11,000. This loan is payable on demand and bears interest at 10% per annum and is convertible, at the director’s option, into shares of our common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of this loan, until such time as we have adequate funds with which to repay the loan. Also, in January 2010, we borrowed $65,000 from a third party, through the issuance of a convertible promissory note, payable in October 2010, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. On the date of issuance, this promissory note was convertible into approximately 11,000,000 shares of our common stock.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $30,000 in cash. However, we will require additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol production facility that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures
During the First Quarter 2010 and the First Quarter 2009, we made no capital expenditures. We cannot predict the amount of any future capital expenditures, if any.
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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Recently, we secured the dismissal of a lawsuit filed in the Iowa District Court for Polk County, Case No. CL-112106, styled Polymer Pipe Technology, L.L.C. vs. ALL Energy Company, et al. Currently, we are engaged in any legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All unregistered sales of equity securities occurring during the first three months of 2010 have been reported previously.
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

Date: May 14, 2010.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer