Form 10-Q
period 2010-06-30
ALL Fuels & Energy Co
filed 2010-08-16
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 13, 2010, there were 52,674,386 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of June 30, 2010 (unaudited), and December 31, 2009 (audited)	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2010 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2010 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2010, and December 31, 2009
6/30/10 (unaudited)	12/31/09
ASSETS
Current assets
Cash and cash equivalents	$37,504	$4,748
Prepaid expenses	223	1,721
Total current assets	37,727	6,469
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(1,747)	(1,238)
Total property and equipment - net	1,586	2,095
Total assets	$39,313	$8,564
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$428,435	$298,674
Notes payable - related party	71,000	60,000
Notes payable - third party	100,000	---
Total current liabilities	599,435	358,674
Stockholders’ equity
Common stock, $.01 par value; 80,000,000 shares authorized, 52,674,386 and 50,624,386 shares issued and outstanding	526,745	506,245
Additional paid-in capital	16,402,936	16,180,264
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,865,859)	(10,412,675)
Total stockholders’ equity (deficit)	(560,122)	(350,110)
Total liabilities and stockholders’ equity (deficit)	$39,313	$8,564
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2010
Three Months Ended June 30,	Six Months Ended June 30,
2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/10 (unaudited)
Revenues	$---	$3,092	$---	$8,092	$8,092
Operating Costs and Expenses
Consulting	12,687	22,455	13,562	91,385	7,729,897
Legal and professional	17,084	30,353	45,592	46,989	1,248,405
Impairment charge	---	---	---	---	333,540
Depreciation and amortization	236	---	509	341	7,673
General and administrative	79,540	63,064	166,201	163,864	1,803,911
Total operating expenses	109,547	115,872	225,864	302,579	11,123,426
Other income (expense)
Beneficial conversion expense	(145,172)	---	(221,172)	---	(281,172)
Interest expense	(3,542)	---	(6,165)	---	(65,100)
Interest income	9	25	17	123	51,346
Rental income	---	---	---	---	66,250
Loss on sale of land	---	---	---	---	(1,278)
Equity loss in subsidiary	---	---	---	(14,485)	(233,340)
Total other income (expense)	(148,705)	25	(227,320)	(14,362)	(463,294)
Net loss	$(258,252)	$(112,755)	$(453,184)	$(308,849)	$(11,578,628)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding:
Basic	52,674,386	51,291,053	52,286,607	51,457,719
Diluted	67,718,828	51,291,053	70,842,544	51,457,719
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2010
Six Months Ended June 30,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/10 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453,184)	$(308,849)	$(11,578,628)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	186	187
Depreciation and amortization	509	341	7,673
Non-cash beneficial conversion feature	221,172	---	281,172
Options issued for compensation	---	57,192	6,999,585
Stock issued for services and compensation	22,000	---	1,198,345
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	1,498	119	(88,043)
Increase in accounts payable	129,761	19	370,804
Net cash used for operating activities	(78,244)	(250,992)	(2,474,087)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to June 20, 2010 (cont.)
Six Months Ended June 30,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/10 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	(1,294)	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	---	(1,294)	(647,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	100,000	---	100,000
Proceeds from notes payable - related party	11,000	---	71,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	111,000	---	3,154,705

NET CHANGE IN CASH	32,756	(252,286)	33,516
Cash, beginning of period	4,748	314,224	3,988
Cash, end of period	$37,504	$61,938	$37,504
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited)
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

Note 2. Going Concern
The Company has incurred losses totaling $11,578,628 through June 30, 2010, and had limited working capital at June 30, 2010. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity
Since the third quarter of 2009, $71,000 in loans from a director provided the Company with a portion of the capital necessary to sustain its operations. All of the loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans. During the first six months of 2010, the Company borrowed a total of $100,000 from a third party, through the issuance of convertible promissory notes, $65,000 of which is payable in October 2010 and $35,000 of which is payable in February 2011, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock.

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

Note 4. Business of the Company
Ethanol Plant Acquisition Activities. Since the third quarter of 2009, the Company has actively pursued the acquisition of one or more ethanol plants. To date, the Company’s efforts in this regard have not been successful. However, the Company continues its efforts and, currently, has identified three such plants and has begun negotiations for their acquisition. The Company has entered into a letter of intent with respect to the acquisition of an ethanol plant located in the Midwest United States. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

ALL Fuels Advisory Group. In October 2008 and in response to the ethanol industry’s then-current state, the Company created a new business division known as “ALL Fuels Advisory Group”. The Company’s management believes there exist numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. Currently, the Advisory Group is pursuing numerous opportunities to garner consulting contracts. Advisory Group was created in response to the ethanol industry’s current a high level of stress. As the ethanol industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices, the Company is offering its advisory services to the industry. During the first half of 2009, the Company focused primarily on the development of Advisory Group, which produced $8,092 in revenues during the first half of 2009.

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

Note 5. Prepaid Expenses
At June 30, 2010, the Company had prepaid expenses of $223, which represents prepaid insurance.
At June 30, 2009, the Company had prepaid expenses of $7,320, which represents prepaid insurance.
Note 6. Notes Payable - Related Party
In January 2010, a director made a loan to the Company in the amount of $11,000. At June 30, 2010, this director had made loans to the Company in the total amount of $71,000. These loans are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

Note 7. Notes Payable - Third Party
In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into approximately 18,000,000 shares of Company common stock.

Note 8. Capital Stock
Common Stock for Director Bonus
In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.
Common Stock for Services
During the first six months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.
During the first six months of 2009, the Company issued no shares to consultants for services.
Warrant Cancellation
In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Note 9. Subsequent Event
Promissory Note Conversion
In August 2010, $7,500 of a convertible promissory note was converted into approximately 2,500,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Ethanol Plant Acquisition Activities. Since the third quarter of 2009, the Company has actively pursued the acquisition of one or more ethanol plants. To date, the Company’s efforts in this regard have not been successful. However, the Company continues its efforts and, currently, has identified four such plants and has begun negotiations for their acquisition. The Company has entered into a letter of intent with respect to the acquisition of an ethanol plant located in the Midwest United States. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction. There is no assurance that we will be able to obtain the funding needed to purchase an ethanol plant.

ALL Fuels Advisory Group. In October 2008 and in response to the ethanol industry’s then-current state, the Company created a new business division known as “ALL Fuels Advisory Group”. The Company’s management believes there exist numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. Currently, the Advisory Group is pursuing numerous opportunities to garner consulting contracts. Advisory Group was created in response to the ethanol industry’s current a high level of stress. As the ethanol industry attempts to stabilize itself in the wake of the tumult caused by the recent period of historically-high oil prices, during the first half of 2008, immediately followed by a sudden drop from those historically-high prices, the Company is offering its advisory services to the industry. During the first half of 2009, the Company focused primarily on the development of Advisory Group, which produced $8,092 in revenues during the first half of 2009.

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
Results of Operations - First Six Months 2010 vs. First Six Months 2009
Revenues. During the First Six Months 2010, we have not generated any revenues, though our Ethanol Group continues to seek ethanol services consulting contracts. We cannot predict whether our Ethanol Group will generate any revenues during the remainder of 2010. During the First Six Months 2009, we generated $8,092 in revenues through our Ethanol Group division.

Expenses. Our cash outlays for operating expenses during the First Six Months 2010 were $78,244, down from $250,992 for the First Six Months 2009. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $22,000 and $57,192 for the First Six Months 2010 and the First Six Months 2009, respectively. Additionally, during the First Six Months 2010, we incurred a non-recurring non-cash operating expense of $221,172 which relates to a beneficial conversion feature associated with the issuance of promissory notes that are convertible into shares of our common stock.

We have dramatically reduced our monthly operating expenses, including salary and professional fees, to approximately $10,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are able complete the acquisition of an existing ethanol production facility, of which there is no assurance. Should our Ethanol Group continue to generate business opportunities, or should we be successful in acquiring an ethanol plant or becoming the operator of an ethanol plant, our operating expenses will significantly increase, although we are unable to predict the amount of such increase.

Financial Condition
At June 30, 2010, we had $37,504 in cash and a working capital deficit of $561,708. At December 31, 2009, our cash position was $4,748 and our working capital deficit was $352,205. We are currently seeking operating capital, so we will be able to sustain our current level of operations. Without additional operating capital, we will remain substantially illiquid. In addition, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

In January 2010, one of our directors made a loan to our company in the amount of $11,000. This loan is payable on demand and bears interest at 10% per annum and is convertible, at the director’s option, into shares of our common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of this loan, until such time as we have adequate funds with which to repay the loan. In January 2010, we borrowed $65,000 from a third party, and in May 2010, we borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. In August 2010, $7,500 of such convertible promissory notes was converted into approximately 2,500,000 shares of our common stock. We are unable to predict if and when this third party will elect to elect further conversions of its promissory notes. On the dates of issuance, these promissory notes were convertible into approximately 18,000,000 shares of our common stock. Currently, these promissory notes are convertible into approximately 25,000,000 shares of our common stock.

Management’s Plans Relating to Future Liquidity
We currently possess approximately $10,000 in cash. However, we will require additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol production facility that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures
During the First Six Months 2010, we made no capital expenditures. During the First Six Months 2009, we made $1,294 in capital expenditures. We cannot predict the amount of any future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Recently, we secured the dismissal of a lawsuit filed in the Iowa District Court for Polk County, Case No. CL-112106, styled Polymer Pipe Technology, L.L.C. vs. ALL Energy Company, et al. Currently, we are not engaged in any legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended June 30, 2010. In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized capital shares would be increased to 700,000,000 shares of common stock and 50,000,000 shares of preferred stock. This amendment to our amended and restated certificate of incorporation will be effected in the near future.

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

Date: August 16, 2010.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer