Form 10-Q
period 2010-09-30
ALL Fuels & Energy Co
filed 2010-11-22
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 22, 2010, there were 60,182,747 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of September 30, 2010 (unaudited), and December 31, 2009 (audited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2010 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2010 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2010, and December 31, 2009
9/30/10 (unaudited)	12/31/09
ASSETS
Current assets
Cash and cash equivalents	$10,284	$4,748
Prepaid expenses	13,091	1,721
Total current assets	23,375	6,469
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(1,985)	(1,238)
Total property and equipment - net	1,348	2,095
Total assets	$24,723	$8,564
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$407,622	$298,674
Notes payable - related party	71,000	60,000
Notes payable - third party	92,500	---
Total current liabilities	571,122	358,674
Stockholders’ equity
Common stock, $.01 par value; 80,000,000 shares authorized, 57,182,747 and 50,624,386 shares issued and outstanding	571,829	506,245
Additional paid-in capital	16,385,352	16,180,264
Treasury stock, at cost	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,879,636)	(10,412,675)
Total stockholders’ equity (deficit)	(546,399)	(350,110)
Total liabilities and stockholders’ equity (deficit)	$24,723	$8,564
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2010
Three Months Ended 9/30,	Nine Months Ended 9/30,
2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 9/30/10 (unaudited)
Revenues	$---	$---	$---	$8,092	$8,092
Operating Costs and Expenses
Consulting	17,249	1,050	30,811	92,435	7,747,146
Legal and professional	10,423	19,164	56,015	66,153	1,258,828
Impairment charge	---	---	---	---	333,540
Depreciation and amortization	238	---	747	---	7,911
General and administrative	76,729	74,669	242,930	238,876	1,880,640
Total operating expenses	104,639	94,883	330,503	397,464	11,221,065
Other income (expense)
Beneficial conversion expense	---	(50,000)	(221,172)	(50,000)	(281,172)
Interest expense	(3,709)	(794)	(9,874)	(794)	(68,809)
Interest income	5	10	22	134	51,351
Rental income	---	---	---	---	66,250
Debt forgiveness income	94,566	---	94,566	---	94,566
Loss on sale of land	---	---	---	---	(1,278)
Equity loss in subsidiary	---	---	---	(14,485)	(233,340)
Total other income (expense)	90,862	(50,784)	(136,458)	(65,145)	(372,432)
Net loss	$(13,777)	$(145,667)	$(466,961)	$(454,517)	$(11,592,405)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding:
Basic	55,685,411	50,624,386	53,678,003	51,179,941
Diluted	69,452,076	50,624,386	67,444,668	51,179,941
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2010
Nine Months Ended September 30,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (6/7/04) to 9/30/10 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(466,961)	$(454,517)	$(11,592,405)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	187	187
Depreciation and amortization	747	546	7,911
Non-cash beneficial conversion feature	221,172	---	281,172
Options issued for compensation	---	57,192	6,999,585
Stock issued for services and compensation	42,000	50,000	1,218,345
Impairment charge	---	---	333,540
(Increase) decrease in prepaids	(11,370)	4,993	(100,911)
Increase in accounts payable	108,948	9,472	349,991
Net cash used for operating activities	(105,464)	(332,127)	(2,501,307)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2010
Nine Months Ended September 30,
2010 (unaudited)	2009 (unaudited)	Period from Commencement of Development Stage (6/7/04) to 9/30/10 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	(2,194)	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	---	(2,194)	(647,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,653,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	100,000	---	100,000
Proceeds from notes payable - related party	11,000	50,000	71,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	111,000	50,000	3,154,705

NET CHANGE IN CASH	5,536	(284,321)	6,296
Cash, beginning of period	4,748	314,224	3,988
Cash, end of period	$10,284	$29,903	$10,284
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)
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

Note 2. Going Concern
The Company has incurred losses totaling $11,592,405 through September 30, 2010, and had limited working capital at September 30, 2010. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity
Since the first quarter of 2009, $71,000 in loans from a director provided the Company with a portion of the capital necessary to sustain its operations. All of the loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans. During the first nine months of 2010, the Company borrowed a total of $100,000 from a third party, through the issuance of convertible promissory notes, $65,000 of which was payable in October 2010 and $35,000 of which is payable in February 2011, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.

In October 2010, the Company sold 5,000,000 shares of its common stock to a third party for $50,000 in cash.
However, it is likely that the Company will require additional funds, in order to sustain its operations past 2010. The Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

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

Note 5. Prepaid Expenses
At September 30, 2010, the Company had prepaid expenses of $13,091, which represents prepaid insurance and marketing.
At December 31, 2009, the Company had prepaid expenses of $1,721, which represents prepaid insurance.
Note 6. Notes Payable - Related Party
In January 2010, a director made a loan to the Company in the amount of $11,000. At September 30, 2010, this director had made loans to the Company in the total amount of $71,000. These loans are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

Note 7. Notes Payable - Third Party
In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of September 30, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into approximately 18,000,000 shares of Company common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.

Note 8. Capital Stock
Common Stock for Director Bonus
In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.
Common Stock for Services
During the first nine months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services and 2,000,000 shares of common stock in payment of $20,000 in consulting services.

During the first nine months of 2009, the Company issued no shares to consultants for services.
Common Stock Conversion
In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.
Warrant Cancellation
In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Note 9. Subsequent Event
Sale of Common Stock for Cash
In October 2010, 5,000,000 shares of the Company’s common stock were sold to a third party for $50,000 in cash.

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

Enzyme Opportunity. While the Company’s ethanol-related enzyme development activities are not currently active, the Company continues to seek a third party that is interested in funding the Company’s enzyme development plans. The Company’s activities have been aimed at producing one or more “super” enzymes that would serve to produce ethanol from cellulosic plant material. The Company believes such an enzyme product would, in theory, reduce ethanol production costs by up to 50% compared to traditional corn-based production. In addition, these enzyme development activities would produce one or more additive enzyme products that would serve to enhance corn ethanol production by 5% to 10%. It is likely that approximately $1.5 million is required over a 24-month period to complete the development of up to ten market-ready enzymes.

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
Results of Operations
Three Months Ended September 30, 2010, vs. Three Months Ended September 30, 2009.
Revenues. During the Three Months Ended September 30, 2010 (the “Current Period”), we did not generate any revenues, though our Ethanol Group continues to seek ethanol services consulting contracts. We cannot predict whether our Ethanol Group will generate any revenues during the remainder of 2010. During the Three Months Ended September 30, 2009 (the “Prior Period”), we did not generate any revenues.

Expenses. Our cash outlays for operating expenses during the Current Period were $27,220, down from $82,035 for the Prior Period. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $20,000 and $0 for the Current Period and the Prior Period, respectively.

First Nine Months 2010 vs. First Nine Months 2009.
Revenues. During the First Nine Months 2010, we have not generated any revenues, though our Ethanol Group continues to seek ethanol services consulting contracts. We cannot predict whether our Ethanol Group will generate any revenues during the remainder of 2010. During the First Nine Months 2009, we generated $8,092 in revenues through our Ethanol Group division.

Expenses. Our cash outlays for operating expenses during the First Nine Months 2010 were $105,464, down from $332,127 for the First Nine Months 2009. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $42,000 and $0 for the First Nine Months 2010 and the First Nine Months 2009, respectively. Additionally, during the First Nine Months 2010, we incurred a non-recurring non-cash operating expense of $221,172 which relates to a beneficial conversion feature associated with the issuance of promissory notes that are convertible into shares of our common stock.

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

Financial Condition
At September 30, 2010, we had $10,284 in cash and a working capital deficit of $547,747. At December 31, 2009, our cash position was $4,748 and our working capital deficit was $352,205. We are currently seeking operating capital, so we will be able to sustain our current level of operations. Without additional operating capital, we will remain substantially illiquid. In addition, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

In January 2010, one of our directors made a loan to our company in the amount of $11,000. This loan is payable on demand and bears interest at 10% per annum and is convertible, at the director’s option, into shares of our common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of this loan, until such time as we have adequate funds with which to repay the loan. In January 2010, we borrowed $65,000 from a third party, and in May 2010, we borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of our common stock. In August 2010, $7,500 of such convertible promissory notes was converted into 2,508,361 shares of our common stock. We are unable to predict if and when this third party will elect to elect further conversions of its promissory notes. On the dates of issuance, these promissory notes were convertible into approximately 18,000,000 shares of our common stock. Currently, these promissory notes are convertible into approximately 25,000,000 shares of our common stock.

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

Capital Expenditures
During the First Nine Months 2010, we made no capital expenditures. During the First Nine Months 2009, we made $2,194 in capital expenditures. We cannot predict the amount of any future capital expenditures, if any.

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
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
1. (a) Securities Sold. In July 2010, 2,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Rage Marketing, Inc.; (c) Consideration. Such shares of common stock were issued in payment of consulting services and were valued at$20,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2. (a) Securities Sold. In August 2010, 2,508,361 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Asher Enterprises, Inc.; (c) Consideration. Such shares of common stock were issued upon partial conversion of a convertible promissory note in the amount of $7,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3. (a) Securities Sold. In October 2010, 5,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Loras Wolfe; (c) Consideration. Such shares of common stock were issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit No.	Description
10.1 *	Stock Purchase Agreement between Registrant and Loras Wolfe.
10.2 *	Consulting Agreement between Registrant and Rage Marketing, Inc.
31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 22, 2010.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer