Form 10-K
period 2010-12-31
ALL Fuels & Energy Co
filed 2011-04-15
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
ALL Fuels & Energy Company (Exact name of registrant as specified in its charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
6165 N.W. 86th Street, Johnston, Iowa 50131 (Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (515) 331-6509
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2010, was approximately $500,000.
The number of shares outstanding of the issuer's common equity as of April 14, 2011, was 64,732,747 shares of common stock, par value $.01.
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

             –           changes in the securities markets;

             –           legislative or regulatory changes, including reductions in ethanol-related subsidies;

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

Recent and Current Business Activities

             Acquisition Activities. During 2010, we identified several existing ethanol plants that we attempted to acquire. Currently, we are engaged in formal negotiations to acquire one or more existing ethanol plants. We are unable to determine whether these negotiations will result in our acquisition an ethanol plant. We will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

             In March 2010, we announced that we had secured an agreement for a period of exclusivity in which to negotiate and sign a purchase agreement to acquire an ethanol plant located in the Midwest United States. While the exclusivity period has expired, we believe that we will be able to reach an agreement on the terms of the proposed acquisition. However, while we believe that we will be able to obtain the financing necessary to complete this acquisition, we have not yet obtained any binding commitment for such financing.

             The acquisition opportunities described in the foregoing paragraphs became available to us shortly after the conclusion of our unsuccessful 2009 efforts to acquire another ethanol plant. These efforts related to an ethanol plant located in Jefferson, Wisconsin, and owned by Renew Energy, LLC, as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. Throughout the last half of 2009, we focused on acquiring the Renew Energy plant. These efforts resulted in our leading a team that achieved a “qualified bidder” status for the auction of the Renew Energy plant. At the auction of the Renew Energy plant, we submitted a bid of $77 million, the highest bid at the auction. However, a bid of $72 million submitted by Valero Energy was selected as the “best” bid at the auction. Following the auction, we filed an unsuccessful motion in the bankruptcy court seeking to nullify the auction, in light of certain perceived irregularities occurring at the auction. While not successful in our efforts in acquiring the Renew Energy plant, those efforts provided invaluable business relationships that we believe will serve us well in the future.

             Ethanol-Related Activities. In the last quarter of 2008, in response to the ethanol industry’s then-current state of high stress, we created a new business division known as “ALL Fuels Advisory Group”. Ethanol Group was created, due to our company’s belief that there existed numerous opportunities to leverage our in-house ethanol expertise to provide industry-best advisory services through Advisory Group. During 2009, Advisory Group generated a small level of revenues. During 2010, Advisory Group did not generate any revenues, as the Company shifted its focus to the acquisition of an operating ethanol plant.

Our Company in the Current Business Climate

             General. Since 2008, the ethanol industry has endured extremely stressful economic circumstances. The ethanol industry’s recovery from the period of historically-high oil prices occurring throughout most 2008 has been severely impaired by the severe downturn in the U.S. economy and the associated chaos in the national and international financial markets. However, in the current climate, we believe there exist numerous opportunities to leverage our company’s ethanol expertise to become an active participant in the ethanol production industry.

             Acquisition Activity. As discussed above, despite the ethanol industry’s experiencing a great degree of uncertainty, we continue to pursue the acquisition of one or more operating ethanol production facilities. In March 2010, we announced that we had secured an agreement for a period of exclusivity in which to negotiate and sign a purchase agreement to acquire an ethanol plant located in the Midwest United States. While the exclusivity period has expired, we believe that we will be able to reach an agreement on the terms of the proposed acquisition. However, while we believe that we will be able to obtain the financing necessary to complete this acquisition, we have not yet obtained any binding commitment for such financing. There is no assurance that we will be able to obtain the funding needed to purchase a facility.

             ALL Fuels Ethanol Group. In the last quarter of 2008, in response to the ethanol industry’s then-current state of high stress, our company created a new business division known as “ALL Fuels Advisory Group”. Since 2008, the ethanol industry has experienced significant swings in operating margins, due to tumultuous economic conditions. Ethanol Group was created, due to our belief that there existed numerous opportunities to leverage our in-house ethanol expertise to provide industry-best advisory services through Advisory Group. During the first half of 2009, we focused primarily on the development of Advisory Group, which produced $8,092 in revenues. During the second half of 2009 and for all of 2010, Advisory Group did not generate any revenues, as the Company shifted its focus to the acquisition of an operating ethanol plant, where our focus remains.

             Enzyme Development. Through 2008, we pursued an Enzyme Opportunity and invested $218,855 in the venture. During the fourth quarter of 2008, we effectively ended our pursuit of this Enzyme Opportunity. Due to there being significant uncertainty that we will recover its investment with respect to the Enzyme Opportunity, we wrote off the remaining investment therein during 2008. During 2009 and 2010, we expended $-0- in furtherance of our enzyme development efforts. We have no current intention of resuming its enzyme development efforts.

Our Competitive Advantages and Disadvantages

             Competitive Advantages. Our management believes our company possesses a high level of expertise in the ethanol industry, particularly in the ethanol production process.

             Competitive Disadvantages. While our management believes we possess certain competitive advantages, there are certain competitive disadvantages that we must overcome. Initially, we have not achieved name recognition with the ethanol industry. Further, we do not possess capital sufficient for the acquisition of an operating ethanol plant. We may never obtain sufficient capital with which to accomplish our objectives.

Ethanol Industry Overview

             Over the past decade, the ethanol industry has grown significantly, with United States production increasing from 1.63 billion gallons in 2000 to 13.23 billion gallons in 2010, according to the Renewable Fuels Association. According to the U.S. Energy Information Administration, ethanol blends accounted for approximately 10% of the U.S. gasoline supply for all of 2010. Due to environmental concerns, increasing and volatile crude oil prices, energy independence concerns and associated national security concerns, we believe that ethanol will continue to experience increased demand in the U.S., as there remains a focus on reducing reliance on petroleum-based transportation fuels.

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

             Historically, the principal factors affecting the price of ethanol are:

             –           The price of gasoline. The price of ethanol over the long term has moved in relation to the price of cor and gasoline, which closely follows the price of oil.

             –           Federal ethanol tax incentives. The Volumetric Ethanol Excise Tax Credit (VEETC) enables refiners and blenders to pay a premium for ethanol relative to the price of gasoline.

             –           Supply and Demand Fundamentals of Ethanol. The ethanol industry has experienced rapid growth in supply capacity and demand, in recent years. During periods when supply has exceeded demand, the price of ethanol has tended to drop below the cost of wholesale gasoline plus the value of the VEETC. During periods when demand has exceeded supply, the price of ethanol tended to be at or above the cost of wholesale gasoline plus the value of the VEETC.

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

             Fuel-Supply Extender. Currently, ethanol is an important blending component used by refiners to extend gasoline supplies. From 1980 to 2008, domestic petroleum refinery output increased approximately 29%, while domestic gasoline consumption increased approximately 36%, during the same period. (Source: Energy Information Administration). By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell. In 2010, the U.S. Environmental Protection Agency (EPA) approved the use of gasoline containing up to 15% ethanol in 2001 and newer vehicles. We believe that an increase in demand for ethanol will result.

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

Ethanol Production Process

             Ethanol is typically produced either by a dry-milling or wet-milling process. Although the two processes feature numerous technical differences, the primary operating trade-off of the wet-milling process is a higher co-product yield in exchange for a lower ethanol yield. In the dry-mill process of converting corn into ethanol, each bushel of corn yields approximately 2.8 gallons of ethanol and approximately 18 pounds of distillers grains.

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

             Corn Oil. Corn oil can be produced as a co-product of ethanol production by installing equipment to separate the oil from the distillers grains during production. Corn oil can be sold as an animal feed and commands higher prices than DDGS. It can also be used to produce biodiesel, a clean burning alternative fuel that can be used in diesel engines with petroleum diesel to lower emissions and improve lubricity.

Raw Material Supply and Pricing; Risk Management

             Our management will seek to mitigate our exposure to commodity price fluctuations by purchasing a portion of our corn requirements on a fixed-price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, our management intends to sell a portion of our future production, if any, under fixed price and indexed contracts. It can be expected that our indexed contracts will be referenced to a futures contract, such as unleaded gasoline on the NYMEX, and that we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. Our management believes this strategy would serve to reduce somewhat the volatility of our operating results. However, no assurances can be made in this regard.

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

Competition

             Domestic Competition. The ethanol industry is highly competitive. Our prospective competitors are located throughout the United States, nearly all of which can be expected to possess greater resources than our company. In 2009, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. According to the RFA, as of March 18, 2010, there were 189 ethanol-producing plants in the U.S., with a total annual production capacity of 12.6 billion gallons of ethanol. As of that date, several new plants were under construction or undergoing expansion. By the end of 2011, annual U.S. ethanol production capacity could be in excess of 13.0 billion gallons.

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

Employees

             We currently have two employees, who are also officers. We expect that we will hire non-management employees at such time as we complete the acquisition of an ethanol plant. We will continue to retain the services of independent contractors and outside professionals on an as-needed basis.

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

Item 4. Submission of Matters to Vote of Security Holders

             No matter was submitted to our shareholders during the last three months of 2010.

             In April 2007, holders of approximately 60% of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation. Pursuant to such shareholder approval, on November 22, 2010, we filed an amendment to our amended and restated certificate of incorporation, whereby our authorized capital was increased to 700,000,000 shares of $0.01 par value common stock and 50,000,000 shares of $0.01 par value preferred stock.

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
Period	High*	Low*
2009	First Quarter Second Quarter Third Quarter Fourth Quarter	$.03 $.03 $.03 $.116	$.02 $.0175 $.0125 $.013
2010	First Quarter Second Quarter Third Quarter Fourth Quarter	$.06 $.049 $.035 $.01	$.012 $.015 $.004 $.004
2011	First Quarter	$.006	$.003
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

Holders

             On April 14, 2011, the number of record holders of our common stock, excluding nominees and brokers, was 275 holding 64,732,747 shares.

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

Recent Issuances of Unregistered Securities

             During the last three months of 2010, we issued unregistered securities, as follows:

             1. (a) Securities Sold. In October 2010, 5,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Loras Wolfe; (c) Consideration. Such shares of common stock were issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

             2. (a) Securities Sold. In November 2010, 2,500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan; (c) Consideration. Such shares of common stock were issued pursuant to a legal services agreement and were valued at $25,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

             Subsequent to December 31, 2010, we have issued unregistered securities, as follows:

             3. (a) Securities Sold. In February 2011, 50,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to David Kosen; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

             4. (a) Securities Sold. In April 2011, we issued a $20,000 principal amount convertible promissory note, bearing interest at 10% per annum and payable on demand; (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Russell Duncan; (c) Consideration. Such convertible promissory note was issued in consideration of a $20,000 loan; (d) Exemption from Registration Claimed. The convertible promissory note is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering; and (e) Terms of Conversion or Exercise. The convertible promissory note may be converted into shares of common stock at the rate of one share for each $.01 so converted.

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

Results of Operations

             For 2010, our monthly cash operating expenses, which include costs associated with the pursuit of business opportunities, averaged approximately $11,000. Should we be successful in commencing other business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

             Revenues. For the year ended December 31, 2010, we had no revenues. For the year ended December 31, 2009, we generated $8,092 in revenues. During each year, we actively pursued numerous business opportunities, including the acquisition of one or more existing ethanol production facilities. Our Ethanol Group business generated our 2009 revenues. Currently, we are seeking the acquisition of one or more ethanol plants, in favor of our Ethanol Group. We cannot predict whether we will be successful in these efforts.

             Expenses. Our operating expenses during the years ended December 31, 2010 and 2009, were $431,254 and $581,043, respectively. Our non-cash operating expenses, which include stock issued for services and options issued for services, totalled $67,000 and $57,192 for those years, respectively.

Financial Condition

             At December 31, 2010, we had $31,243 in cash and a working capital deficit of $573,020. These positions are up from December 31, 2009, levels, when we had $4,748 in cash and a working capital deficit of $352,205. During 2010, we funded our ongoing operations with cash derived from loans from related parties and third parties, as well as sales of our common stock for cash. At December 31, 2010, and currently, our company was and is substantially illiquid. As discussed below, we will remain illiquid, unless and until we complete the acquisition of an ethanol plant. There is no assurance that we will be successful in our business endeavors.

Management’s Plans Relating to Future Liquidity

             We currently possess only a small amount of cash. We will require significant additional capital to maximize the potential for strategic acquisitions. We may never obtain capital for this purpose. Should we locate an existing ethanol plant that we are able to acquire, we would be unable to complete any such acquisition, without significant financing. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy lead by the banking and securities industries. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

             During 2010, our capital expenditures were $-0-. During 2009, our capital expenditures were $2,194. Should we obtain the capital required to purchase one or more existing ethanol plants, our capital expenditures will be significant. However, we cannot predict the exact amount of these potential expenditures.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

             Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of December 31, 2010, our management has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

             Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

             –           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

             –           provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

             –           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

             All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

             Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Our chief executive officer, also serving as acting chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

             As of December 31, 2010, our principal officer identified no material weaknesses in our internal control over financial reporting. A material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

             This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

             During the last quarter of our fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

             Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

             The following table sets forth the officers and directors of ALL Fuels & Energy Company.
Name	Age	Position(s)
Dean E. Sukowatey James R. Broghammer Brad Knaack	58 48 37	President, Acting Chief Financial Officer, Secretary and Director Chief Operating Officer and Director Director

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

Board of Directors

             Our full board or directors did not meet during 2010; the board of directors took action by unanimous written consent in lieu of a meeting on five occasions.

Audit Committee

             There currently does not exist an audit committee of our board of directors. However, our current board intends to form such a committee in the near future and will appoint an independent director to serve on such committee who qualifies as an audit committee financial expert. This person shall be independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

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

Compliance with Section 16(a) of the Exchange Act

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

             Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no Section 16(a) forms were timely filed. Each of our officers and directors has indicated that these reports will be filed in the near future.

Item 11. Executive Compensation

             The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ALL Fuels & Energy Company at any time during the years ended December 31, 2010, 2009 and 2008, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2010, 2009 and 2008. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2010, 2009 and 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2010	240,000(1)	---	---	---	---	---	---	240,000(1)
President and Acting Chief Financial Officer	2009	240,000(2)	---	---	---	---	---	---	240,000(2)
2008	240,000	---	---	---	---	---	---	240,000
James R. Broghammer	2010	---	---	---	---	---	---	---	---
Chief Operating Officer	2009	---	---	---	---	---	---	---	---
2008	---	---	---	---	---	---	---	---
Brian K. Gibson	2010	---	---	---	---	---	---	---	---
Former Treasurer	2009	---	---	---	---	---	---	---	---
2008	---	---	---	---	---	---	---	---
David Loflin	2010	---	---	---	---	---	---	---	---
Former President and Acting Chief Financial Officer	2009	---	---	---	---	---	---	---	---
2008	---	---	---	---	---	---	---	---

(1) $240,000 of Mr. Sukowatey’s salary was accrued and unpaid.

(2) $120,000 of Mr. Sukowatey’s salary was accrued and unpaid.

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

Outstanding Option Awards at Year End

             The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2010, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---
James R. Broghammer	---	---	---	---	n/a	---	n/a	---	---
Scott D. Zabler	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

             The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2010, 2009 and 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
Dean E. Sukowatey	---	---	---	---	---	---	---
James R. Broghammer	---	---	---	---	---	---	---
Brad Knaack	---	2,000(1)	---	---	---	---	2,000(1)
FORMER DIRECTORS
Scott D. Zabler	---	---	---	---	---	---	---
Steven J. Leavitt	---	19,350(2)	---	---	---	---	---
Brian K. Gibson	---	19,350(2)	---	---	---	---	---
Mark W. Leonard	---	32,550(3)	---	---	---	---	---

(1)        This amount relates to a stock award made in 2010.

(2)        $15,000 of this amount relates to stock awards made in 2007; $4,350 of this amount relates to stock awards made in 2008

(3)        This amount relates to stock awards made in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

                     Related Stockholder Matters

             The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof. All percentages in the following table are based on a total of 64,732,747 shares of common stock outstanding as if the date hereof.

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
Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Dean E. Sukowatey	15,815,534 (2)	18.01%
James R. Broghammer	2,699,442	3.07%
Brad Knaack	492,423	*
ALL Energy Company (3)	7,050,000	8.03%
Sun Bear, LLC (4)	8,219,808	9.36%
All directors, executive officers and founders, including ALL Energy Company, as a group (5 persons)	34,277,207 (2)	39.03%

     *       Less than 1%.

    (1)     Based on 87,832,747 shares of our common stock outstanding, which number of shares includes 7,100,000 shares underlying convertible promissory notes that are currently convertible, including the shares described in Note 2, as well as 16,000,000 shares underlying certain other convertible promissory notes that are currently convertible.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

2010

             Loan from Director. In 2010, one of our directors, Dean E. Sukowatey, loaned us $11,000 for use as working capital. This loan made by Mr. Sukowatey is payable on demand, bears interest at 10% per annum and is convertible, at his option, into shares of our common stock at the rate of one share for every $.01 of debt converted. Mr. Sukowatey has indicated that he will not demand payment of these loans, until such time as we have adequate funds with which to repay the loans.

             Director Bonus. In 2010, one of our directors, Brad Knaack, was issued shares of our common stock as a bonus, which shares were valued at $2,000, in the aggregate.

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

Item 14. Principal Accounting Fees and Services

             The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and 2009, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.
Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$19,000	$21,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

Item 15. Exhibits, Financial Statement Schedules

             The following documents are filed as part of this Report:

             1.          Financial Statements

                          –           Report of Independent Registered Public Accounting Firm

                          –           Balance Sheets as of December 31, 2010 and 2009

                          –           Statements of Operations for the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010

                          –           Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010

                          –           Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010

                          –           Notes to Financial Statements

             2.          Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

             3.          Exhibits Required to be Filed by Item 601 of Regulation S-K
Exhibit No.	Description
10.1 *	Convertible Promissory Note, face amount $20,000, issued by Registrant in favor of Russell Duncan.
10.2 *	Consulting Agreement between Registrant and David Kosen.
10.3 *	Letter Agreement between Registrant and Newlan & Newlan.
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 15, 2011, on its behalf by the undersigned, thereunto duly authorized.

                                                                              ALL FUELS & ENERGY COMPANY

                                                                              By: /s/ DEAN E. SUKOWATEY

                                                                                           Dean E. Sukowatey

                                                                                           President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 15, 2011, by the following persons on behalf of the Registrant, in the capacities indicated:

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

To the Board of Directors and

Shareholders of ALL Fuels & Energy Company

We have audited the accompanying consolidated balance sheets of ALL Fuels & Energy Company (a development stage company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2010. ALL Fuels & Energy Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALL Fuels & Energy Company and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.

Plano, Texas

April 15, 2011
ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
2010	2009
ASSETS
Current assets
Cash and cash equivalents	$31,243	$4,748
Prepaid expenses	18,807	1,721
Total current assets	50,050	6,469
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(2,223)	(1,238)
Total property and equipment - net	1,110	2,095
Total assets	$51,160	$8,564
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$463,459	$298,674
Notes payable, net of debt discount related to conversion feature of $3,889	88,611	---
Notes payable - related party	71,000	60,000
Total current liabilities	623,070	358,674
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 64,682,747 and 50,624,386 shares issued in 2010 and 2009, respectively, and 57,632,747 and 43,574,386 shares outstanding in 2010 and 2009, respectively	646,829	506,245
Additional paid-in capital	16,275,180	16,180,264
Treasury stock, at cost; 7,050,000 and 7,050,000 shares in 2010 and 2009, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,869,975)	(10,412,675)
Total stockholders’ equity (deficit)	(571,910)	(350,110)
Total liabilities and stockholders’ equity (deficit)	$51,160	$8,564
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
2010	2009	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/10 (unaudited)
Revenues	$---	$8,092	$8,092
Operating Costs and Expenses
Consulting	40,546	92,435	7,756,881
Legal and professional	71,698	84,247	1,274,511
Depreciation and amortization	985	826	8,149
Impairment charge	---	---	333,540
General and administrative	318,025	403,535	1,955,735
Total operating expenses	431,254	581,043	11,328,816
Other income (expense)
Beneficial conversion expense	(107,111)	(60,000)	(167,111)
Interest expense	(13,529)	(2,120)	(72,464)
Interest income	29	135	51,358
Rental income	---	---	66,250
Equity loss in subsidiary	---	(14,485)	(233,340)
Loss on sale of land	---	---	(1,278)
Forgiveness of debt	94,565	---	94,565
Total other income (expense)	(26,046)	(76,470)	(262,020)
Net loss	$(457,300)	$(649,421)	$(11,582,744)
Income (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding:
Basic	55,995,050	51,120,270
Diluted	76,353,105	53,292,493
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
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

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
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

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
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

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in acquisition	37,995,000	379,950	1,253,805	---	---	---	---	1,633,755
Stock issued for services at $.67 per share	390,000	3,900	258,300	---	---	---	---	262,200
Stock issued for services at $.75 per share	150,000	1,500	111,000	---	---	---	---	112,500
Stock issued for cash at $1.00 per share	75,000	750	74,250	---	---	---	---	75,000
Stock issued as bonus at $1.00 per share	30,000	300	29,700	---	---	---	---	30,000
Stock issued for cash on option exercise at $.64 per share	50,000	500	31,286	---	---	---	---	31,786
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in private offering for cash at $.79 per share	359,588	3,597	282,053	---	---	---	---	285,650
Treasury stock	---	---	---	---	(150,000)	---	---	(150,000)
Warrants	---	---	6,075,213	---	---	---	---	6,075,213
Net loss	---	---	---	---	---	---	(7,195,819)	(7,195,819)
Balance, December 31, 2007	51,365,719	513,658	14,981,840	(50,000)	(150,000)	(6,423,944)	(7,635,269)	1,236,285
Stock issued for services at $.54 per share	1,000,000	10,000	530,000	---	---	---	---	540,000
Shares cancelled	(1,238,000)	(12,380)	12,380	---	---	---	---	---
Stock bonus at $.55 per share	75,000	750	40,650	---	---	---	---	41,400
Stock issued for cash at $.49 per share	405,000	4,050	192,589	---	---	---	---	196,639
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Additional paid-in capital related to stock compensation	---	---	285,780	---	---	---	---	285,780
Stock issued for services at $.60 per share	16,667	167	9,833	---	---	---	---	10,000
Net loss	---	---	---	---	---	---	(2,127,985)	(2,127,985)
Balance, December 31, 2008	51,624,386	$516,245	$16,053,072	$(50,000)	$(150,000)	$(6,423,944)	$(9,763,254)	$182,119
Additional paid-in capital related to stock compensation	---	---	57,192	---	---	---	---	57,192
Beneficial conversion	---	---	60,000	---	---	---	---	60,000
Shares cancelled	(1,000,000)	(10,000)	10,000	---	---	---	---	---
Net loss	---	---	---	---	---	---	(649,421)	(649,421)
Balance, December 31, 2009	50,624,386	$506,245	$16,180,264	$(50,000)	$(150,000)	$(6,423,944)	$(10,412,675)	$(350,110)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2010, 2009 and 2008, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Beneficial conversion	---	---	111,000	---	---	---	---	111,000
Stock issued on conversion of note payable at $.003 per share	2,508,361	25,084	(17,584)	---	---	---	---	7,500
Stock issued for cash at $.01 per share	5,000,000	50,000	---	---	---	---	---	50,000
Stock issued for services at $.01 per share	6,500,000	65,000	---	---	---	---	---	65,000
Stock issued for bonuses at $.04 per share	50,000	500	1,500	---	---	---	---	2,000
Net loss	---	---	---	---	---	---	(457,300)	(457,300)
Balance, December 31, 2010	64,682,747	$646,829	$16,275,180	$(50,000)	$(150,000)	$(6,423,944)	$(10,869,975)	$(571,910)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010
2010	2009	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/10 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(457,300)	$(649,421)	$(11,582,744)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposal of fixed assets	---	187	187
Forgiveness of debt	94,565	---	94,565
Equity loss on subsidiary	---	14,485	14,485
Depreciation and amortization	985	826	8,149
Options issued for compensation	---	57,192	6,999,585
Stock issued for services and compensation	67,000	---	1,243,345
Impairment charge	---	---	333,540
(Increase) decrease in prepaids	(17,086)	5,718	(106,627)
Non-cash beneficial conversion expense	107,111	60,000	167,111
Increase (decrease) in accounts payable	70,220	143,731	296,778
Net cash used for operating activities	(134,505)	(367,282)	(2,530,348)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	(2,194)	(4,160)
Payments on construction in progress	---	---	(193,720)
Net cash used for investing activities	---	(2,194)	(647,102)
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2010 (cont.)
2010	2009	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/10 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	50,000	---	2,703,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Proceeds from note payable - related party	11,000	60,000	71,000
Proceeds from note payable - third party	100,000	---	100,000
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	161,000	60,000	3,204,705

NET CHANGE IN CASH	26,495	(309,476)	27,255
Cash, beginning of period	4,748	314,224	3,988
Cash, end of period	$31,243	$4,748	$31,243

Supplemental information:
Interest paid	$---	$---
Taxes paid	$---	$---

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Ethanol Plant Acquisition Activities. During 2009 and 2010, the Company actively pursued the acquisition of several ethanol plants. The Company’s efforts in this regard were not successful. However, the Company continues to pursue the acquisition of one or more ethanol plants and, currently, has begun formal negotiations for the acquisition of an ethanol plant. The Company is unable to determine whether these negotiations will result in its acquisition of such ethanol plant. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

ALL Fuels Advisory Group. In the last quarter of 2008, in response to the ethanol industry’s then-current state of high stress, the Company created a new business division known as “ALL Fuels Advisory Group”. Since 2008, the ethanol industry has experienced significant swings in operating margins, due to tumultuous economic conditions. Ethanol Group was created, due to the Company’s belief that there existed numerous opportunities to leverage the Company’s in-house ethanol expertise to provide industry-best advisory services through Advisory Group. During the first half of 2009, the Company focused primarily on the development of Advisory Group, which produced approximately $8,092 in revenues during 2009. During the second half of 2009 and for all of 2010, Advisory Group did not generate any revenues, as the Company shifted its focus to the acquisition of an operating ethanol plant.

Enzyme Opportunity. Through 2008, the Company pursued an Enzyme Opportunity and had invested $218,855 in the venture. During the fourth quarter of 2008, the Company effectively ended its pursuit of this Enzyme Opportunity. Due to there being significant uncertainty that the Company will recover its investment with respect to the Enzyme Opportunity, the Company wrote off the remaining investment therein during 2008. During 2009 and 2010, the Company expended $-0- in furtherance of its enzyme development efforts. The Company has no current intention of resuming its enzyme development efforts.

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

Fixed Assets

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is determined to be three years.

Loss per Share

Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2010, the Company had the following dilutive common stock equivalents outstanding:

              –            7,100,000 shares underlying convertible promissory notes payable to related parties.

              –            16,000,000 shares underlying convertible promissory notes payable to third parties.

Subsequent to December 31, 2010, 50,000 shares were issued and securities convertible into 2,000,000 shares were issued, the issuances of which would result in a change in the number of shares outstanding on the loss per share calculation.

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

The Company incurred losses totaling $(11,582,744) through December 31, 2010, and, at December 31, 2010, had a working capital deficit of $573,020. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
Note 3	Reclassifications

Certain prior year amounts have been reclassified to conform to a common classification for the current year.
Note 4	Management’s Plans for Liquidity

During 2009 and 2010, $60,000 and $11,000, respectively, in loans from a director provided the Company with capital to sustain its operations. These loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.

The Company will require additional funds, in order to sustain its operations through the remainder of 2011. The Company will require substantial additional capital to purchase one or more existing ethanol production facilities or to pursue other business opportunities. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

During the remainder of 2011, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of an existing ethanol production facility. The needed funding will be sought from third parties.
Note 5	Provision for Income Taxes

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

The following is a schedule of the composition of the income tax benefit:
2010	2009
Net operating loss carryforward	$3,868,058	$3,745,492
Timing difference related to option expense	---	2,126,325
Valuation allowance for net deferred tax asset	(3,868,058)	(5,871,817)
Total income tax benefit (liability)	$ ---	$ ---
Net loss before taxes	$(457,300)	$(649,421)
Permanent difference related to beneficial conversion expense	107,111	60,000
Expected taxable net loss	(350,189)	(589,421)
U.S. statutory rate	35%	35%
Increase in deferred tax asset - net operating loss carryforward	(122,566)	(206,297)
Increase in deferred tax asset valuation account related to net operating loss carryforward	122,566	206,297
Total tax expense	$ 0	$ 0
Effective tax rate	0.0%	0.0%

The net change in the valuation account relating to the net operating loss carry-forward was $122,566 and $206,297, in the years ended December 31, 2010 and 2009, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carry-forward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. The Company has unused net operating losses available for carry-forwards of approximately $11,000,000 that will expire over the 15 years following the filing of the returns.
Note 6	2007 Stock Ownership Plan

In October 2007, the board of directors adopted the 2007 Stock Ownership Plan (the “2007 Plan”), and authorized 2,000,000 shares. Under the 2007 Plan, the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and non-qualified stock options. The 2007 Plan stipulates no terms or conditions for the awards to be granted. The value of the stock issued to consultants is based on fair market value of the goods or services received or stock prices obtained from published data. During 2009 and 2010, no shares were issued under the 2007 Plan.
Note 7	Accounts Payable and Accrued Expenses

For the years ended December 31, 2010 and 2009, accounts payable and accrued expenses are comprised of $360,000 and $120,000 of accrued wages, respectively, and $103,459 and $178,674 of operating expenses, respectively.
Note 8	Forgiveness of Debt

During the year ended December 31, 2010, the Company had debt forgiven associated with an outstanding balance due for legal services incurred in prior years in the amount of $94,565. This amount has been recorded in the accompanying financial statements.
Note 9	Related Party Transactions

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

Warrant Cancellation

In March 2010, one of the Company’s directors tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

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
Note 10	Fair Value of Financial Instruments

The fair value of accounts payable approximate their carrying amounts.
Note 11	Amendment of Amended and Restated Certificate of Incorporation

On November 22, 2010, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, whereby the Company’s authorized capital was increased to 700,000,000 shares of $0.01 par value common stock and 50,000,000 shares of $0.01 par value preferred stock.
Note 12	Prepaid Expenses

At December 31, 2010, prepaid expenses, comprised of legal services and marketing services, were $18,807. At December 31, 2009, prepaid expenses, comprised entirely of insurance premiums, were $1,721.
Note 13	Notes Payable – Related Party

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
Note 14	Notes Payable - Third Party

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500, less a debt discount related to the conversion feature of $3,889 which will be amortized in 2011) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.
Note 15	Non-cash Investing and Financing

For the year ended December 31, 2010, the Company reduced a note payable in exchange for shares of stock in the amount of $7,500.
Note 16	Capital Stock

Common Stock for Services

During 2010, the Company issued 4,500,000 shares of common stock in payment of $45,000 in legal services and 2,000,000 shares of common stock in payment of $20,000 in consulting services. During 2009, the Company issued no shares of its common stock for services.

Common Stock for Bonuses

During 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Cancellation of Stock

In June 2009, a total of 1,000,000 shares of Company common stock were cancelled; such shares were tendered for cancellation by two third-party consultants.
Note 17	Warrants

In December 2007, the Company issued a total of 11,040,732 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $.55 per share. All of these warrants were currently exercisable and expired in 2017. These warrants were issued to two third parties (who subsequently became directors of the Company), in consideration of their invaluable consulting services in assisting the Company in accomplishing its business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213.

In December 2009, one of the Company’s directors tendered for cancellation 5,520,366 of these warrants. The Company accepted such tender and cancelled all of such warrants. In March 2010, a former director tendered for cancellation the remaining 5,520,366 of these warrants. The Company also accepted such tender and cancelled all of such warrants.
Note 18	Subsequent Events

Third Party Loan

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock.

Common Stock for Services

In February 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after December 31, 2010, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 15, 2010, which is the date on which the financial statements were available to be issued.