Form 10-Q
period 2011-03-31
ALL Fuels & Energy Co
filed 2011-05-23
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 12, 2011, there were 64,732,747 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of March 31, 2011 (unaudited), and December 31, 2010	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2011 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2011 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2011, and December 31, 2010
3/31/11 (unaudited)	12/31/10
ASSETS
Current assets
Cash and cash equivalents	$21,879	$31,243
Prepaid expenses	---	18,807
Total current assets	21,879	50,050
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(2,439)	(2,223)
Total property and equipment - net	894	1,110
Total assets	$22,773	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$541,231	$463,459
Notes payable - related party	71,000	88,611
Notes payable - third party	92,500	71,000
Total current liabilities	704,731	623,070
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 64,732,747 and 64,682,747 shares issued in 2011 and 2010, respectively; and 57,682,747 and 57,632,747 shares outstanding in 2011 and 2010, respectively	647,329	646,829
Additional paid-in capital	16,275,180	16,275,180
Treasury stock, at cost; 7,050,000 and 7,050,000 shares	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(10,980,523)	(10,869,975)
Total stockholders’ equity (deficit)	(681,958)	(571,910)
Total liabilities and stockholders’ equity	$22,773	$51,160
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2011
Three Months Ended March 31,
2011 (unaudited)	2010 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 3/31/11 (unaudited)
Revenues	$---	$---	$8,092
Operating Costs and Expenses
Consulting	4,214	875	7,761,095
Legal and professional	15,090	28,508	1,289,601
Impairment charge	---	---	333,540
Depreciation and amortization	216	274	8,365
General and administrative	83,570	86,660	2,039,305
Total operating expenses	103,090	116,317	11,431,906
Other income (expense)
Beneficial conversion exercise	(3,889)	(76,000)	(171,000)
Interest expense	(3,575)	(2,623)	(76,039)
Interest income	6	8	51,364
Rental income	---	---	66,250
Loss on sale of land	---	---	(1,278)
Forgiveness of debt	---	---	94,565
Equity loss in subsidiary	---	---	(233,340)
Total other income (expense)	(7,458)	(78,615)	(269,478)
Net loss	$(110,548)	$(194,932)	$(11,693,292)
Income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding (basic)	64,716,080	51,891,608
Weighted average number of shares outstanding (diluted)	76,386,438	66,654,941
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2011
Three Months Ended March 31,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,548)	$(194,932)	$(11,693,292)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	216	274	8,365
Forgiveness of debt	---	---	94,565
Equity loss on subsidiary	---	---	14,485
Non-cash beneficial conversion expense	3,889	76,000	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	500	22,000	1,243,845
Impairment charge	---	---	333,540
Decrease (increase) in prepaids	18,807	(8,952)	(87,820)
Increase in accounts payable	77,772	55,724	374,550
Net cash used for operating activities	(9,364)	(49,886)	(2,539,712)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	---	---	(647,102)

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2011
Three Months Ended March 31,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/11 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,703,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	---	65,000	100,000
Proceeds from notes payable - related party	---	11,000	71,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	---	76,000	3,204,705

NET CHANGE IN CASH	(9,364)	26,114	17,891
Cash, beginning of period	31,243	4,748	3,988
Cash, end of period	$21,879	$30,862	$21,879

The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2. Going Concern

The Company has incurred losses totaling $11,693,292 through March 31, 2011, and had a working capital deficit of $682,852 at March 31, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity

Since the third quarter of 2009, $71,000 in loans from a director provided the Company with capital to sustain its operations. These loans made by this director are payable on demand and bear interest at 10% per annum and are convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

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

Note 4. Business of the Company

Ethanol Plant Acquisition Activities. Since 2009, the Company has actively pursued the acquisition of several ethanol plants. The Company’s efforts in this regard have not yet been successful. However, the Company continues to pursue the acquisition of one or more ethanol plants and, currently, has begun formal negotiations for the acquisition of an ethanol plant. The Company is unable to determine whether these negotiations will result in its acquisition of such ethanol plant. The Company will be required to obtain capital from third parties, in order to consummate any such acquisition transaction.

Note 5. Prepaid Expenses

At March 31, 2011, the Company had $-0- in prepaid expenses. At December 31, 2010, the Company had prepaid expenses of $18,807, which represented prepaid insurance and prepaid legal costs.

Note 6. Notes Payable - Related Party

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

Note 7. Notes Payable - Third Party

In January 2010, the Company borrowed $65,000 from a third party and, in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of March 31, 2011, is $92,500, less a debt discount related to the conversion feature of $3,889 which will be amortized in 2011) and February 2011 (which was not extended and the balance due as of March 31, 2011, is $35,000), respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.

Note 8. Capital Stock

Common Stock for Director Bonus

In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Common Stock for Services

During the first three months of 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

During the first three months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.

Warrant Cancellation

In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Note 9. Subsequent Events

Related Party Loan

In April 2011, one of the Company’s directors loaned the Company $5,000 for use as working capital. The loan made by this director is evidenced by a promissory note, is payable on demand, bears interest at 10% per annum and is convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

Third Party Loans

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

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, these promissory notes were convertible into a total of 1,000,000 shares of Company common stock.
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
Results of Operations - First Quarter 2011 vs. First Quarter 2010
Revenues. During the First Quarter 2011 and the First Quarter 2010, we generated no revenues. Unless and until we are successful in acquiring an existing ethanol plant, we do not expect that our operations will generate revenues. Currently, we are seeking the acquisition of one or more ethanol plants. We cannot predict whether we will be successful in these efforts.

Expenses. Our cash outlays for operating expenses during the First Quarter 2011 were $9,364, down from $49,886 for the First Quarter 2010. Our non-cash operating expenses, which include stock issued for services, totaled $500 and $22,000 for the First Quarter 2011 and the First Quarter 2010, respectively.

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

Financial Condition
At March 31, 2011, we had $21,879 in cash and a working capital deficit of $682,852. At December 31, 2010, our cash position was $31,243 and our working capital deficit was $573,020. Our current cash position is adequate to sustain our current level of operations for approximately four months, unless we are able to obtain operating capital. In addition, as discussed below, we will be required to obtain additional capital to pursue current business opportunities and otherwise to pursue our complete plan of business.

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

In January 2010, the Company borrowed $65,000 from a third party and, in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of March 31, 2011, is $92,500, less a debt discount related to the conversion feature of $3,889 which will be amortized in 2011) and February 2011 (which was not extended and the balance due as of March 31, 2011, is $35,000), respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. In August 2010, $7,500 of a convertible promissory note was converted into 2,508,361 shares of the Company’s common stock.

In April 2011, one of the Company’s directors loaned the Company $5,000 for use as working capital. The loan made by this director is evidenced by a promissory note, is payable on demand, bears interest at 10% per annum and is convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. This director has indicated that he will not demand payment of these loans, until such time as the Company has adequate funds with which to repay the loans.

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

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, these promissory notes were convertible into a total of 1,000,000 shares of Company common stock.

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

Capital Expenditures
During the First Quarter 2011 and the First Quarter 2010, we made no capital expenditures. We cannot predict the amount of any future capital expenditures, if any.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All unregistered sales of equity securities occurring during the first three months of 2011 have been reported previously.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended March 31, 2010.
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

Date: May 22, 2011.	ALL FUELS & ENERGY COMPANY

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer