Form 10-Q
period 2011-06-30
ALL Fuels & Energy Co
filed 2011-09-16
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of September 7, 2011, there were 89,894,654 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of June 30, 2011 (unaudited), and December 31, 2010 (audited)	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2011, and December 31, 2010
6/30/11 (unaudited)	12/31/10
ASSETS
Current assets
Cash and cash equivalents	$12,474	$31,243
Prepaid expenses	---	18,807
Total current assets	12,474	50,050
Property and equipment - at cost
Equipment	3,333	3,333
Less accumulated depreciation	(2,622)	(2,223)
Total property and equipment - net	711	1,110
Total assets	$13,185	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$585,199	$463,459
Notes payable - related party	76,000	88,611
Notes payable - third parties	111,500	71,000
Total current liabilities	772,699	623,070
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 64,728,747 and 64,682,747 shares issued in 2011 and 2010, respectively; and 57,682,747 and 57,632,747 shares outstanding in 2011 and 2010, respectively	677,329	646,829
Additional paid-in capital	16,251,180	16,275,180
Treasury stock, at cost; 7,050,000 and 7,050,000 shares	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,064,079)	(10,869,975)
Total stockholders’ equity (deficit)	(759,514)	(571,910)
Total liabilities and stockholders’ equity	$13,185	$51,160
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011
Three Months Ended June 30,	Six Months Ended June 30,
2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/11 (unaudited)
Revenues	$---	$---	$---	$---	$8,092
Operating Costs and Expenses
Consulting	757	12,687	4,971	13,562	7,761,852
Legal and professional	---	17,084	15,090	45,592	1,289,601
Impairment charge	---	---	---	---	333,540
Depreciation and amortization	183	236	399	509	8,548
General and administrative	78,353	79,540	161,925	166,201	2,117,660
Total operating expenses	79,293	109,547	182,385	225,864	11,511,201
Other income (expense)
Beneficial conversion expense	---	(145,172)	(3,889)	(221,172)	(171,000)
Interest expense	(8,151)	(3,542)	(7,838)	(6,165)	(80,302)
Interest income	2	9	8	17	51,366
Rental income	---	---	---	---	66,250
Loss on sale of land	---	---	---	---	(1,278)
Equity loss in subsidiary	---	---	---	---	(233,340)
Debt forgiveness income	---	---	---	---	94,565
Total other income (expense)	(8,149)	(148,705)	(11,719)	(227,320)	(273,739)
Net loss	$(87,442)	$(258,252)	$(194,104)	$(453,184)	$(11,776,848)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
For the Three Months and Six Months Ended June 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011
Three Months Ended June 30,	Six Months Ended June 30,
2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/11 (unaudited)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic	67,732,747	52,674,386	76,386,438	52,286,607
Diluted	76,386,438	67,718,828	90,289,216	70,842,544
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011
Six Months Ended June 30,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,104)	$(453,184)	$(11,776,848)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	---	94,565
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	399	509	8,548
Non-cash beneficial conversion feature	3,889	221,172	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	500	22,000	1,243,845
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	18,807	1,498	(87,820)
Increase in accounts payable	121,740	129,761	418,518
Net cash used for operating activities	(48,769)	(78,244)	(2,579,117)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
For the Six Months Ended June 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2011
Six Months Ended June 30,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/11 (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	---	---	(647,102)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,703,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	25,000	100,000	125,000
Proceeds from notes payable - related party	5,000	11,000	76000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	30,000	111,000	3,234,705

NET CHANGE IN CASH	(18,769)	32,756	8,486
Cash, beginning of period	31,243	4,748	3,988
Cash, end of period	$12,474	$37,504	$12,474
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of ALL Fuels & Energy Company (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

Note 2. Going Concern

The Company has incurred losses totaling $11,064,079 through June 30, 2011, and had a working capital deficit of $760,225 at June 30, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity

From the third quarter of 2009 through June 30, 2011, the Company obtained a total of $76,000 in loans from its directors, which provided the Company with a portion of the capital needed to sustain its operations. In April 2011, the Company obtained a total of $25,000 in loans from third parties, which provided the Company with a portion of the capital needed to sustain its operations. Until August 2011, all of these loans were payable on demand, bore interest at 10% per annum and were convertible, at the lenders’ option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans were revised and extended to September 2012. See Note 9. Subsequent Events - Extensions of Promissory Notes.

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock.

In August 2011, the Company obtained $210,000 through the issuance of convertible promissory notes, the proceeds from which are expected to be sufficient to sustain the Company’s current level of operations through the first quarter of 2012. See Note 9. Subsequent Events - Financing Transactions and Issuances of Common Stock.

The Company intends to commit its available capital to the exploration, development, acquisition and production of crude oil and natural gas. See Note 9. Subsequent Events - Change of Business Plan.

Note 4. Business of the Company

Through the period ended June 30, 2011, and continuing until August 2011, the Company actively pursued the acquisition of one or more ethanol plants. As of August 2011, the Company’s efforts in this regard had not been successful. In August 2011, the Company changed its business to the exploration, development, acquisition and production of crude oil and natural gas within the United States. See Note 9. Subsequent Events - Change of Business Plan.

It is expected that the Company will be required to obtain capital from third parties, in order to consummate any significant acquisition transaction.

Note 5. Prepaid Expenses

At June 30, 2011, the Company had no prepaid expenses. At June 30, 2010, the Company had prepaid expenses of $223, which represented prepaid insurance.

Note 6. Notes Payable - Related Parties

From the third quarter of 2009 through June 30, 2011, the Company obtained $71,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations. On the dates of issuance, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock. Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans was revised and extended to September 2012. See Note 9. Subsequent Events - Extensions of Promissory Notes.

In April 2011, another Company director loaned $5,000 to the Company. On the date of issuance, these promissory notes were convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, this loan was revised and extended to September 2012. See Note 9. Subsequent Events - Extensions of Promissory Notes.

Note 7. Notes Payable - Third Parties

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock.

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 9. Subsequent Events - Extensions of Promissory Notes.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, these promissory notes were convertible into a total of 1,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 9. Subsequent Events - Extensions of Promissory Notes.

Note 8. Capital Stock

Common Stock for Bonus

During the first six months of 2011, the Company did not issue any shares as a bonus. In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Common Stock for Services

During the first six months of 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

During the first six months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.

Warrant Cancellation

In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Note 9. Subsequent Events

Partial Conversion of Convertible Promissory Note

In January 2010, the Company borrowed $65,000 from a third party through the issuance of a convertible promissory note, convertible into a number of shares based on the market price of the Company’s common stock. In July 2011, $4,000 of the principal amount of such convertible promissory note was converted into a total of 3,076,923 shares of the Company’s common stock. Following such conversion transaction, the remaining principal balance under such convertible promissory note was $47,500.

Change in Control

In August 2011, the Company and certain of its affiliates entered into and completed a series of transactions (collectively, the “Transaction”).

Pursuant to the Transaction, one of the Company’s officers and directors obtained control of the Company. However, management of the Company did not change in connection with the Transaction.

Change of Business Plan

In connection with the Transaction and because the Company had been unable to acquire an ethanol plant, the Company’s management has changed the Company's plan of business from the acquisition of an ethanol plant to the exploration, development, acquisition and production of crude oil and natural gas within the United States.

Reverse Split

On August 12, 2011, the board of directors of the Company authorized a 50-to-1 reverse split of the Company’s outstanding common stock. The Company has filed a preliminary proxy statement with the SEC with respect the reverse split and other matters. Only after a final proxy statement has been filed with the SEC and delivered to shareholders of record on August 19, 2011, the special shareholders’ meeting held and the reverse split approved and the necessary stated filings made will the reverse split become effective. The effective date of this reverse split is expected to be in October 2011. The Company’s financial statements for future periods will reflect this reverse split.

Financing Transaction and Issuance of Securities

As part of the Transaction, the Company issued:

             –           Convertible promissory notes with an aggregate principal amount of $210,000. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate $0.00069 per share ($0.0345 per share post-reverse split);

             –           Series A Warrants that provide the holders the right to purchase up to a total of 100,000,000 shares (2,000,000 shares post-reverse split) of Company common stock at an exercise price of $0.005 per share ($0.25 per share post-reverse split); and

             –           Series B Warrants that provide the holders the right to purchase up to a total of 100,000,000 (2,000,000 shares post-reverse split) shares of Company common stock at an exercise price of $0.0075 per share ($0.375 per share post-reverse split).

The Series A Warrants and Series B Warrants expire on August 15, 2015. The convertible promissory notes, the Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

Additionally, the Transaction triggered an adjustment to the conversion price in the Company’s previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.00069 per share ($0.0345 per share post-reverse split). In connection with the Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors.

Extensions of Promissory Notes

In connection with the Transaction and subject to the effectuation of the 50-to-1 reverse split, the Company is to issue a total of 200,000 shares (post-reverse split) of Company common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on convertible promissory notes with an aggregate principal amount of $103,000 from payable on demand to payable on September 1, 2012.

Debt Conversion Agreement

Prior to the Transaction, the Company owed its sole officer a total of $535,650 in accrued and unpaid salary. In connection with the Transaction, the Company and its officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, the Company’s officer agreed to convert the $534,650 in accrued and unpaid salary into shares of Company common stock at a conversion price of $0.00069 per share ($0.0345 per share post-reverse split), upon the Company effecting the 50-to-1 reverse split. The debt conversion agreement has been amended once, pursuant to which amendment the Company’s officer had the right to convert $13,800 of the accrued and unpaid salary amount into a total of 20,000,000 shares (pre-reverse split) of Company common stock. The Company’s officer did so convert $13,800 of the accrued and unpaid salary amount into 20,000,000 shares, leaving $521,850 in accrued and unpaid salary subject to the debt conversion agreement.

Lock-up Agreement

In connection with the debt conversion agreement, the Company and its officer entered into a lock-up agreement with respect to the shares that have been and are to be issued to the officer under the debt conversion agreement. The lock-up period is for nine months from the date or dates of issuance.

Amended and Restated Employment Agreement

In connection with the Transaction, the Company and its officer entered into an amended and restated employment agreement. Pursuant to this amended and restated employment Agreement, the Company is to pay its officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closes on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. This officer’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

Assignment Agreement

In connection with the Company’s and its officer’s executing the amended and restated employment agreement, the Company and its officer also entered into an assignment agreement. Pursuant to this assignment agreement, the Company’s officer agreed to forgive $1,000 of his accrued and unpaid salary in exchange for the Company’s assigning the name “ALL Fuels & Energy Company” to him. This assignment is to become effective at such time as the Company changes its corporate name.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Transactions

             Change in Control. In August 2011, our company and certain of our affiliates entered into and completed a series of transactions (collectively, the “Transaction”).

             Pursuant to the Transaction, one of our officers and directors obtained control of our company. However, our management did not change in connection with the Transaction.

             Change of Business Plan. In connection with the Transaction and because we had been unable to acquire an ethanol plant, our management has changed our plan of business from the acquisition of an ethanol plant to the exploration, development, acquisition and production of crude oil and natural gas within the United States.

             Reverse Split. On August 12, 2011, our board of directors authorized a 50-to-1 reverse split of our outstanding common stock. We have filed a preliminary proxy statement with the SEC with respect the reverse split and other matters. Only after a final proxy statement has been filed with the SEC and delivered to our shareholders of record on August 19, 2011, the special shareholders’ meeting held and the reverse split approved and the necessary stated filings made will the reverse split become effective. The effective date of this reverse split is expected to be in October 2011. Our financial statements for future periods will reflect this reverse split.

             Financing Transactions and Issuances of Securities. In connection with the Transaction, we entered into a series of financing-related agreements and issued securities thereunder. Please see the information under “Financial Condition” for a more complete description of these agreements and securities issuances.

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

Results of Operations - First Six Months 2011 vs. First Six Months 2010

             Revenues. During the First Six Months 2011 and the First Six Months 2010, we generated no revenues. Unless and until we are successful in our new business of seeking the exploration, development, acquisition and production of crude oil and natural gas, we do not expect that our operations will generate revenues. We cannot predict whether we will be successful in these efforts.

             Expenses. Our cash outlays for operating expenses during the First Six Months 2011 were $28,769, down from $78,244 for the First Six Months 2010. Our non-cash operating expenses, which include stock issued for services, totaled $500 and $22,000 for the First Six Months 2011 and the First Six Months 2010, respectively.

             We have reduced our monthly operating expenses, such that they are, including salary and professional fees, currently approximately $15,000. The level of such operating expenses are expected to remain at such levels for the foreseeable future, unless we are successful in our new business of seeking the exploration, development, acquisition and production of crude oil and natural gas.

Financial Condition

             At June 30, 2011, we had $12,474 in cash and a working capital deficit of $760,225. At December 31, 2010, our cash position was $31,243 and our working capital deficit was $573,020. Following the Transaction, our current cash position is adequate to sustain our current level of operations for approximately nine months. In addition, we will be required to obtain additional capital to capitalize on an available oil and gas business opportunity.

             Financial Condition Following the Transaction.

             Purchase Agreement. As part of the Transaction, we obtained loans in the total amount of $210,000 for use in its current operations, including its efforts to locate and acquire a business opportunity in the oil and gas industry. In connection with these loans, we issued the following securities:

             –           Convertible promissory notes with an aggregate principal amount of $210,000. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of common stock at a conversion rate $0.00069 per share ($0.0345 per share post-reverse split);

             –           Series A Warrants that provide the holders the right to purchase up to a total of 100,000,000 shares (2,000,000 shares post-reverse split) of common stock at an exercise price of $0.005 per share ($0.25 per share post-reverse split); and

             –           Series B Warrants that provide the holders the right to purchase up to a total of 100,000,000 (2,000,000 shares post-reverse split) shares of common stock at an exercise price of $0.0075 per share ($0.375 per share post-reverse split).

The Series A Warrants and Series B Warrants expire on August 15, 2015. The convertible promissory notes, the Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

             Change of Terms in Existing Debt Instruments. The Transaction also triggered an adjustment to the conversion price in our previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.00069 per share ($0.0345 per share post-reverse split). In connection with the Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors.

             Extensions of Promissory Notes. In connection with the Transaction and subject to the effectuation of the 50-to-1 reverse split, we are to issue a total of 200,000 shares (post-reverse split) of Company common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on existing convertible promissory notes with an aggregate principal amount of $103,000, from payable on demand to payable on September 1, 2012.

             Debt Conversion Agreement. Prior to the Transaction, we owed our sole officer a total of $535,650 in accrued and unpaid salary. In connection with the Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, this officer agreed to convert the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.00069 per share ($0.0345 per share post-reverse split), upon the Company effecting the 50-to-1 reverse split. The debt conversion agreement has been amended once, pursuant to which amendment this officer had the right to convert $13,800 of the accrued and unpaid salary amount into a total of 20,000,000 shares (pre-reverse split) of common stock. This officer did so convert $13,800 of the accrued and unpaid salary amount into 20,000,000 shares, leaving $521,850 in accrued and unpaid salary subject to the debt conversion agreement.

             Amended and Restated Employment Agreement. In connection with the Transaction, our company and our officer entered into an amended and restated employment agreement. Pursuant to this amended and restated employment Agreement, we are to pay this officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closes on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. This officer’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

             Assignment Agreement. In connection with our entering into the amended and restated employment agreement with our officer, we also entered into an assignment agreement. Pursuant to this assignment agreement, thisthe officer agreed to forgive $1,000 of his accrued and unpaid salary in exchange for the our assigning the name “ALL Fuels & Energy Company” to him. This assignment is to become effective at such time as the we change our corporate name.

Management’s Plans Relating to Future Liquidity

             We currently possess approximately $100,000 in cash. However, we will likely require additional capital with which to capitalize on a business opportunity in the oil and gas industry. We may never obtain capital for this purpose. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed transaction, there is no assurance that such will be the case. This uncertainty in the availability of financing has been exacerbated by the recent severe downturn in the U.S. economy led by the banking and securities industries. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

             During the First Six Months 2011 and 2010, we made no capital expenditures. We cannot predict the amount of any future capital expenditures, if any.

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

             There was no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

             None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

             None.

Item 3. Defaults upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             No matters were submitted to our shareholders during the three months ended June 30, 2011. Subsequent to June 30, 2011, we filed a preliminary proxy statement relating to a proposed meeting of our shareholder, at which meeting our shareholders will be asked: to approve the proposal to change our corporate name from All Fuels & Energy Company to “All Energy Corporation”; to approve the proposal to effect a reverse stock split of our common stock at a 1-for-50 ratio, which does not adjust the total number of shares authorized; and to consider and act upon a proposal to approve the ALL Fuels & Energy Company 2011 Stock Incentive Plan.

Item 5. Other Information.

             None.

Item 6. Exhibits.
Exhibit No.	Description
4.1 *	Class A Warrant - Equity Highrise, Inc.
4.2 *	Class A Warrant - Joseph R. Lee
4.3 *	Class A Warrant - Lee Bear I, LLC
4.4 *	Class A Warrant - Lazy Bear, LLC
4.5 *	Class A Warrant - Jinsun, LLC
4.6 *	Class B Warrant - Equity Highrise, Inc.
4.7 *	Class B Warrant - Joseph R. Lee
4.8 *	Class B Warrant - Lee Bear I, LLC
4.9 *	Class B Warrant - Lazy Bear, LLC
4.10 *	Class B Warrant - Jinsun, LLC
10.1 *	Purchase Agreement among Registrant, Equity Highrise, Inc., Joseph R. Lee, Lee Bear I, LLC, Lazy Bear, LLC and Jinsun, LLC.
10.2 *	Convertible Promissory Note - Equity Highrise, Inc.
10.3 *	Convertible Promissory Note - Joseph R. Lee.
10.4 *	Convertible Promissory Note - Lee Bear I, LLC.
10.5 *	Convertible Promissory Note - Lazy Bear, LLC.
10.6 *	Convertible Promissory Note - Jinsun, LLC.
10.7 *	Convertible Promissory Note Extension Agreement - Dean E. Sukowatey.
10.8 *	Convertible Promissory Note Extension Agreement - Galen Knaack.
10.9 *	Convertible Promissory Note Extension Agreement - Brad Knaack.
10.10 *	Convertible Promissory Note Extension Agreement - Russell Duncan.
10.11 *	Debt Conversion Agreement between Registrant and Dean E. Sukowatey.
10.12 *	Amended and Restated Employment Agreement between Registrant and Dean E. Sukowatey.
10.13 *	Assignment Agreement between Registrant and Dean E. Sukowatey.
10.14 *	Lock-up Agreement between Registrant and Dean E. Sukowatey.
31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

             Date: September 16, 2011.

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