Form 10-Q
period 2011-09-30
ALL Fuels & Energy Co
filed 2011-11-21
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

ALL Fuels & Energy Company
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 16, 2011, there were 87,894,654 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ALL Fuels & Energy Company
Consolidated Balance Sheets as of September 30, 2011 (unaudited), and December 31, 2010 (audited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2011, and December 31, 2010
9/30/11 (unaudited)	12/31/10
ASSETS
Current assets
Cash and cash equivalents	$25,740	$31,243
Prepaid expenses	---	18,807
Total current assets	25,740	50,050
Property and equipment - at cost
Oil and gas properties	6,650	---
Equipment	3,333	3,333
Less accumulated depreciation	(2,806)	(2,223)
Total property and equipment - net	7,177	1,110
Other assets
Investment in Treaty Belize Energy, Ltd.	100,000	---
Total other assets	100,000	---
Total assets	$132,917	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,018	$74,469
Accrued expenses - related party	577,055	388,990
Notes payable - related party	53,000	88,611
Notes payable - third parties	130,000	71,000
Total current liabilities	814,073	623,070
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 91,009,800 and 64,682,747 shares issued in 2011 and 2010, respectively, and 83,959,800 and 57,632,747 shares outstanding in 2011 and 2010, respectively	910,098	646,829
Additional paid-in capital	16,428,771	16,275,180
Treasury stock, at cost; 7,050,000 and 7,050,000 shares	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,396,081)	(10,869,975)
Total stockholders’ equity (deficit)	(681,156)	(571,910)
Total liabilities and stockholders’ equity	$132,917	$51,160
The accompanying notes are an integral part of these statements.
ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011
Three Months Ended 9/30	Nine Months Ended 9/30
2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 9/30/11 (unaudited)
Revenues	$---	$---	$---	$---	$8,092
Operating Costs and Expenses
Consulting	4,851	17,249	9,823	30,811	7,766,704
Legal and professional	15,122	10,423	30,212	56,015	1,304,723
Impairment charge	---	---	---	---	333,540
Depreciation and amortization	184	238	583	747	8,732
General and administrative	75,429	76,729	237,355	242,930	2,193,090
Total operating expenses	95,586	104,639	277,973	330,503	11,606,789
Other income (expense)
Beneficial conversion expense	---	---	(3,889)	(221,172)	(171,000)
Interest expense	(55,519)	(3,709)	(59,467)	(9,874)	(131,931)
Interest income	6	5	14	22	51,372
Rental income	---	---	---	---	66,250
Loss on sale of land	---	---	---	---	(1,278)
Loss in investment	(25,000)	---	(25,000)	---	(25,000)
Equity loss in subsidiary	---	---	---	---	(233,340)
Convertible debt/warrant expense	(171,060)	---	(171,060)	---	(171,060)
Debt forgiveness income	11,269	94,566	11,269	94,566	105,834
Total other income (expense)	(240,304)	90,862	(248,133)	(136,458)	(510,153)
Net loss	$(335,890)	$(13,777)	$(526,106)	$(466,961)	$(12,108,850)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic	52,674,386	52,674,386	76,386,438	52,286,607
Diluted	67,718,828	67,718,828	90,289,216	70,842,544
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011
Nine Months Ended September 30,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,106)	$(466,961)	$(12,108,850)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	11,269	94,566	105,834
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	583	747	8,732
Non-cash beneficial conversion feature	3,889	221,172	171,000
Non-cash warrant expense	171,060	---	171,060
Options issued for compensation	---	---	6,999,585
Loss on investments	25,000	---	25,000
Stock issued for services and compensation	1,300	42,000	1,244,645
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	18,807	(11,370)	(87,820)
Increase in accounts payable	170,145	14,382	466,923
Net cash used for operating activities	(124,053)	(105,464)	(2,654,401)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	(125,000)	---	(125,000)
Investment in oil and gas property	(6,650)	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(131,650)	---	(778,752)
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
For the Nine Months Ended September 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011
Nine Months Ended September 30,
2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/11 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,703,623
Principal payments on notes payable - related party	(25,000)	---	(28,988)
Proceeds from notes payable - third party	268,200	100,000	368,200
Proceeds from notes payable - related party	7,000	11,000	78,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	250,200	111,000	3,454,905

NET CHANGE IN CASH	(5,503)	5,536	21,752
Cash, beginning of period	31,243	4,748	3,988
Cash, end of period	$25,740	$10,284	$25,740
The accompanying notes are an integral part of these statements.

ALL FUELS & ENERGY COMPANY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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

Note 2. Going Concern

The Company has incurred losses totaling $12,108,850 through September 30, 2011, and had a working capital deficit of $788,333 at September 30, 2011. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity

From the third quarter of 2009 through July 2011, the Company obtained a total of $76,000 in loans from its directors, which provided the Company with a portion of the capital needed to sustain its operations. In April 2011, the Company obtained a total of $25,000 in loans from third parties, which provided the Company with a portion of the capital needed to sustain its operations. Until August 2011, all of these loans were payable on demand, bore interest at 10% per annum and were convertible, at the lenders’ option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans were revised and extended to September 2012. See Note 11. Significant Transaction.

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

In August 2011, the Company obtained $220,700 through the issuance of convertible promissory notes, the proceeds from which are expected to be sufficient to sustain the Company’s current level of operations through the first quarter of 2012. See Note 11. Significant Transaction.

The Company intends to commit its available capital to the exploration, development, acquisition and production of crude oil and natural gas. See Note 12. Oil and Gas Investments.

Note 4. Business of the Company

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants. As of August 2011, the Company’s efforts in this regard had not been successful. In August 2011, the Company changed its business to the exploration, development, acquisition and production of crude oil and natural gas within the United States. See Note 12. Oil and Gas Investments.

It is expected that the Company will be required to obtain capital from third parties, in order to consummate any significant acquisition transaction.

Note 5. Prepaid Expenses

At September 30, 2011, the Company had no prepaid expenses. At September 30, 2010, the Company had prepaid expenses of $13,091, which represented prepaid insurance.

Note 6. Non-cash Investing and Financing Activities

At September 30, 2011, the Company had the following non-cash investing and financing activities:

              –            Note payable in the amount of $10,000 in exchange for common stock.

              –            Reduction of accounts payable - related party in exchange for stock in the amount of $13,800.

Note 7. Notes Payable - Related Parties

From the third quarter of 2009 through July 2011, the Company obtained $71,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations. On the dates of issuance, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock. Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans was revised and extended to September 2012. See Note 11. Significant Transaction.

In April 2011, another Company director loaned $5,000 to the Company. On the date of issuance, these promissory notes were convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, this loan was revised and extended to September 2012. See Note 11. Significant Transaction.

Note 8. Notes Payable - Third Parties

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock. On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $11,269 which has been reflected in the accompanying financial statements.

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 11. Significant Transaction.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, these promissory notes were convertible into a total of 1,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 11. Significant Transaction.

Further, in August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate $0.00069 per share ($0.0345 per share post-reverse split (see Note 10. Convertible Promissory Notes and Warrants and Note 11. Significant Transaction)).

Note 9. Capital Stock

Common Stock for Bonus

During the first nine months of 2011, the Company did not issue any shares as a bonus. In March 2010, the Company issued 50,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $.04 per share, or $2,000, in the aggregate.

Common Stock for Services

During the first nine months of 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

During the first nine months of 2010, the Company issued 2,000,000 shares of common stock in payment of $20,000 in legal services.

Common Stock for Debt Extensions

During the first nine months of 2011, the Company issued 200,000 shares of common stock in consideration of the extension of the maturity dates on convertible promissory notes, with an aggregate principal balance of $103,000, from payable on demand to payable on September 1, 2012.

Warrant Cancellation

In March 2010, a former Company director tendered for cancellation 5,520,366 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Note 10. Convertible Promissory Notes and Warrants

In August 2011, the Company issued convertible promissory notes with an aggregate principal balance of $220,700 as discussed in Note 9. In conjunction with these notes, the Company issued a total of 100,000,000 common stock purchase warrants to purchase a like number of shares of common stock, at an exercise price of $.005 per share, and 100,000,000 common stock purchase warrants to purchase a like number of shares of common stock at an exercise price of $.0075. All of these warrants are currently exercisable and expire in 2015. These warrants were issued to five third parties, in consideration for their notes payable.

Accordingly, we calculated the fair value of the warrants using the Black-Scholes option pricing model. The calculation of the fair value of these warrants resulted in the net cash proceeds of the debt being less than the fair value of the warrants. As a result, the warrants were then recorded at fair value in the amount of $391,760 to additional paid in capital, a debt discount was recorded of $220,700 and the difference of $171,060 was recorded in the accompanying statement of operations. The debt discount will be recognized over the life of the loan.

In addition, it is possible that, in future periods, the Company will incur charges against earnings as a result of the issuance of these warrants. The timing or amount of any such future charges cannot be predicted.

Note 11. Significant Transaction

Partial Conversion of Convertible Promissory Note

In January 2010, the Company borrowed $65,000 from a third party through the issuance of a convertible promissory note, convertible into a number of shares based on the market price of the Company’s common stock. In Ja nuary 2011, $6,000 of the principal amount of such convertible note was converted into 3,000,000 shares of the Company’s common stock. In July 2011, $4,000 of the principal amount of such convertible promissory note was converted into a total of 3,076,923 shares of the Company’s common stock. Following such conversion transactions, the remaining principal balance under such convertible promissory note was $47,500. On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $11,269 which has been reflected in the accompanying financial statements.

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

Reverse Split

On August 12, 2011, the board of directors of the Company authorized a 50-to-1 reverse split of the Company’s outstanding common stock. At a special shareholders’ meeting held, the reverse split was approved. The effective date of this reverse split is expected to be in November 2011. The Company’s financial statements for future periods will reflect this reverse split.

Financing Transaction and Issuance of Securities

As part of the Transaction, the Company issued:

              –            Convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate $0.00069 per share ($0.0345 per share post-reverse split);

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

Extensions of Promissory Notes

In connection with the Transaction, the Company issued a total of 200,000 shares (post-reverse split) of Company common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on convertible promissory notes with an aggregate principal amount of $103,000 from payable on demand to payable on September 1, 2012.

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

Note 12. Oil and Gas Investments

The Company has purchased 4% of the outstanding shares in Treaty Belize Energy, LTD, a Belize corporation that is seeking to development an oil and gas property located in Belize, for a cash investment of $125,000. The Company recognized a loss on the investment for the quarter in the amount of $25,000 related to options paid during the acquisition.

Also, the Company has entered into a participation agreement with respect to an oil and gas property located in Louisiana, pursuant to which the Company holds a 5% in such property and has made payments totaling $6,650.

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

Results of Operations - First Nine Months 2011 vs. First Nine Months 2010

              Revenues. During the First Nine Months 2011 and the First Nine Months 2010, we generated no revenues. Unless and until we are successful in our new business of seeking the exploration, development, acquisition and production of crude oil and natural gas, we do not expect that our operations will generate revenues. We cannot predict whether we will be successful in these efforts.

              Expenses. Our cash outlays for operating expenses during the First Nine Months 2011 were $124,053, up from $105,464 for the First Nine Months 2010. Our non-cash operating expenses, which include stock issued for services, totaled $1,300 and $42,000 for the First Nine Months 2011 and the First Nine Months 2010, respectively.

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

Financial Condition

              At September 30, 2011, we had $25,740 in cash and a working capital deficit of $788,333. At December 31, 2010, our cash position was $31,243 and our working capital deficit was $573,020. Following the Transaction, our current cash position is adequate to sustain our current level of operations for approximately three months. In addition, we will be required to obtain additional capital to capitalize on an available oil and gas business opportunity.

              Financial Condition Following the Transaction.

              Purchase Agreement. As part of the Transaction, we obtained loans in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire a business opportunity in the oil and gas industry. In connection with these loans, we issued the following securities:

              –            Convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of common stock at a conversion rate $0.00069 per share ($0.0345 per share post-reverse split);

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

Capital Expenditures

              During the First Nine Months 2011 and 2010, we made no capital expenditures. We cannot predict the amount of any future capital expenditures, if any.

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

              There was no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

              None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None.

Item 3. Defaults upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matters were submitted to our shareholders during the three months ended September 30, 2011. Subsequent to September 30, 2011, on October 28, 2011, we held a meeting of our shareholder, at which meeting our shareholders approved a change of our corporate name from All Fuels & Energy Company to “All Energy Corporation”, approved a reverse stock split of our common stock at a 1-for-50 ratio, which does not adjust the total number of shares authorized, approved the ALL Fuels & Energy Company 2011 Stock Incentive Plan. The name change and reverse split are exected to become effective in November 2011.

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

              Date: November 21, 2011.

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