Form 10-K
period 2011-12-31
ALL Fuels & Energy Co
filed 2012-04-18
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
All Energy Corporation (Exact name of registrant as specified in its charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2011, was approximately $181,240.
The number of shares outstanding of the issuer's common equity as of April 13, 2012, was 21,094,605 shares of common stock, par value $.01.
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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

• our ability to obtain capital in the near term;

• changes in production volumes, worldwide demand and commodity prices for oil and natural gas;

• the timing and extent of our success in acquiring and developing oil and natural gas reserves;

• our ability to secure drilling rigs, supplies and services on a timely basis and at reasonable prices;

• risks incident to the drilling and operation of oil and natural gas wells;

• future unanticipated production and development costs;

• the availability of sufficient pipeline and other transportation facilities;

• the effect of existing and future laws, governmental regulations and the political and economic climate in the United States of America and its individual states, as well as changes in environmental laws and the regulation and enforcement related to those laws;

• legislative or regulatory changes, including retroactive royalty or production tax regimes; and

• future conditions of the capital markets.

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

PART I

Item 1. Business

Available Information

All Energy Corporation files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge through our internet website (www.allenergyco.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Overview of Our Business

Our company is a development-stage exploration and production company focused on oil and natural gas. We have an interest in an oil and natural gas property located in the State of Louisiana and a small interest through stock ownership of an interest in oil production located in Belize. In addition, we are currently negotiating the acquisition of one or more oil and natural gas properties located in the Southern United States. We cannot predict the final outcome of these efforts. Our strategy is to acquire oil and natural gas production and revenue streams and develop existing and new oil and natural gas interests, in order to maximize shareholder value.

History and Acquisitions

Our company was incorporated on October 5, 1994, in the State of Delaware as Cable Group South, Inc. In November 1998, we changed our corporate name to Softnet Industries, Inc., and, in June 1999, our name was changed to ICrystal, Inc. In May 2007, we changed our name to ALL Fuels & Energy Company. In November 2011, we changed our current corporate name to All Energy Corporation.

In June 2004, there occurred a change in control of our company. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC purchased 12,052 shares, or 51.91%, of the then-outstanding common stock from existing shareholders. During 2004, the Company commenced the development stage and had no operations.

From 2004 through November 2006, we searched for a going business to acquire, without success. Due to this lack of success, our then-board of directors determined that it would be in the best interests of our company and our shareholders for us to start a new business. After assessing the business opportunities available vis-a-vis our then-lack of available capital, in November 2006, our board of directors determined that we would become a publisher of web pages.

In January 2007, there occurred another change in control of our company. Pursuant to a stock purchase agreement, ALL Energy Company purchased 141,000 shares of our common stock, or 57.24%, of our then-outstanding common stock from an existing shareholder.

After the January 2007 change in control, our new management determined to pursue a plan of business whereby the Company would become a producer of ethanol and its co-products. To that end, in April 2007, we consummated a plan and agreement of reorganization with ALL Energy Company, a development-stage ethanol company.

Until August 2011, our company actively pursued the acquisition of one or more ethanol plants. As of August 2011, our efforts in this regard had not been successful. In August 2011, we changed our business to the exploration, development, acquisition and production of crude oil and natural gas within the United States and completed the purchase of our first oil and natural gas interests shortly thereafter. In connection with this change in business plan, we entered into a series of agreements with third parties and affiliates. This series of transactions is described in greater detail below under Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Oil and Natural Gas Holdings

On August 31, 2011, we entered into a participation agreement with Bering Exploration, Inc. relating to 365 mineral acres located in Beauregard Parish, Louisiana, in which we hold a 5% interest. Under this agreement, we have agreed to participate in the drilling of an initial test well, which is to be drilled to a depth of approximately 10,800 feet under a turnkey contract with Bering.

On September 12, 2011, we entered into a Share Purchase Agreement with Treaty Energy Corporation. Under this agreement, (A) we purchased 400 Class A Voting shares of Treaty Belize Energy, LTD (“TBE”), which shares represent 4% of such class of shares; (B) we paid $100,000 in cash for such shares; and (C) we have anti-dilution protection. We also hold an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000. In addition, we hold an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which has been paid by us as a deposit. While our management believes our investments in TBE and Paradise Energy will ultimately yield appreciable gains, due to the uncertainty with respect to our company’s recouping its $125,000 investment, this amount appears as a write-off in the accompanying financial statements.

In January 2012, Treaty Belize Energy (TBE) reported that it had drilled its initial well near Independence Village, Belize, located adjacent to the Port of Big Creek in the Stann Creek District, and that oil in commercial quantities had been detected. The defined producing zone is between 1,235 and 1,290 feet. The level of initial production from this well is expected to be approximately 60 barrels per day. There is no assurance that this well will produce oil and/or gas in such quantities as would benefit our company. That is, production from this well may never result in cash distributions to us. A second, deeper well on the lease owned by TBE is planned for an as-yet determined date. There is no assurance that the second well will produce oil and/or gas.

We do not currently possess sufficient capital with which to make the further investments described above and there is no assurance that we will be able to obtain such needed capital.

Marketing

Our ability to market oil and natural gas often will depend on factors beyond our control. The potential effects of governmental regulation and market factors, including alternative domestic and imported energy sources, available pipeline capacity and general market conditions, are not entirely predictable.

Natural gas is generally sold pursuant to individually negotiated gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend several years. Customers who purchase natural gas include marketing affiliates of the major oil and gas companies, pipeline companies, natural gas marketing companies, and a variety of commercial and public authorities, industrial, and institutional end-users who ultimately consume the gas. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily, reflecting changing market conditions. The deliverability and price of natural gas are subject to both governmental regulation and supply and demand forces.

Any oil produced is expected to be sold at the prevailing field price to one or more unaffiliated purchasers. Generally, purchase contracts for the sale of oil are cancelable on 30-days’ notice.

Competition

We will compete with major integrated oil and natural gas companies and independent oil and natural gas companies in all areas of our future operations. In particular, we will compete for property acquisitions and for the equipment and labor required to operate and develop these properties. A substantial majority of our competitors possess substantially greater financial and other resources than we possess. Larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than our company, which could adversely affect our competitive position. Our competitors also may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our company. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than have we and have demonstrated the ability to operate through industry cycles.

At various times we may experience occasional or prolonged shortages or unavailability of drilling rigs, drill pipe and other material used in oil and natural gas drilling. Such unavailability could result in increased costs, delays in timing of anticipated development or cause interests in undeveloped oil and natural gas leases to lapse.

Regulatory Matters

The oil and gas industry is the subject of extensive regulation at the federal and state levels, including, among others, regulation by the Environmental Protection Agency. We intend to take all measures necessary in its attempts to comply with all applicable regulations effecting the drilling and completing of one or more well. If we, or an operator, is unable to comply with such regulations, it could have a material adverse effect on our company.

Title to Properties

The level of title examination will differ from property to property. Our current properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the carrying value of our properties.

Employees

We currently have one employee, who is our President. We expect that we will hire non-management employees at such time as we complete the acquisition of our first several oil and natural gas interests. We have retained the services of two outside oil and gas professionals and expect that we will continue to retain additional professionals on an as-needed basis.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occur, our business, financial condition or results of third party operations upon which our royalty and similar interests may depend could be seriously harmed. The trading price of our common stock could, in turn, decline and you could lose all or part of your investment.

Risks Related to Our Company

Our limited history makes an evaluation of our company extremely difficult, and profits are not assured.

In view of our lack of history in the oil and gas business and the fact that we do not have a current revenue stream from operations, it may be difficult for investors to evaluate our business and prospects. Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we will engaged in the following activities: find and acquire rights in attractive oil and gas properties; develop or cause third parties to develop the oil and gas properties to a stage at which oil and gas are being produced in commercial quantities; procure purchasers of commercial production of oil and gas; comply with applicable laws and regulations; identify and enter into binding agreements with suitable business partners for future projects; raise a sufficient amount of funds to continue acquisition, exploration and development programs; respond to competitive developments and market changes; and attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking any or all of such activities. A failure to undertake successfully most, if not all, of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that exploration and production activities, if any, will produce oil and gas in commercial quantities, if any at all. There can be no assurance that sales of oil and gas production will generate significant revenues for a sustained period or that we will be able to achieve or sustain profitability in any future period.

Cumulative voting is not available to shareholders.

Cumulative voting in the election of directors is expressly denied in our Articles of Incorporation. Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our directors. Currently, our largest shareholder, Dean E. Sukowatey, is also our sole officer and a director and Mr. Sukowatey’s large percentage ownership of the outstanding common stock, approximately 70%, will enable him to maintain his positions as such and, thus, control of our business and affairs.

The low trading price of our common stock brings to bear additional regulatory requirements, which may negatively affect the trading price.

The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely and negatively affected by these regulatory requirements.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including rules subsequently implemented by the SEC, imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will be required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will serve to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations are expected to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

                In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The testing may reveal deficiencies in internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and will expect that we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are unable to comply with the requirements of Section 404 in a timely manner, the market price of the stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

Currently, our sole officer owns approximately 70% of our outstanding common stock. This concentration of voting control gives this person control over any matters which require a shareholder vote, including, without limitation, the election of directors, even if his interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We are dependent on our sole officer.

We depend on the services of our sole officer, who is also one of our directors, Dean E. Sukowatey. The future loss of Mr. Sukowatey could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to Mr. Sukowatey.

We may experience potential fluctuations in results of operations.

Our future revenues, if any, may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) the ability to develop infrastructure to accommodate growth; (e) the ability to attract new independent producers with prospects in a timely and effective manner; and (f) the amount and timing of operating costs and capital expenditures relating to establishing our business operations and infrastructure. As a result of our lack of operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which, if established, may fluctuate significantly from quarter to quarter.

Our company and any future operators of our projects depend on industry vendors and may not be able to obtain adequate services.

We will be largely dependent on industry vendors for our success. These contracted services will include, but are not limited to, drilling, completion, workovers and reentries, geological evaluations, engineering, leasehold acquisition, operations, legal, investor relations/public relations and prospect generation. We could be harmed if the operators of our projects fail to attract quality industry vendors to participate in the drilling of prospects or if industry vendors do not perform satisfactorily. We will have little control over factors that influence the performance of vendors.

Our company will rely on third parties for production services and processing facilities.

The marketability of the our production will depend upon the proximity of our reserves, if any, to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could materially adversely affect our financial condition.

Our directors and officers have limited liability and have rights to indemnification.

Our Amended and Restated Certificate of Incorporation and Bylaws provide, as permitted by governing Delaware law, that our directors and officers shall not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as a director or officer, with certain exceptions. We will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil litigation or criminal action brought against them on account of their being or having been its directors or officers unless, in such action, they are adjudged to have acted with gross negligence or willful misconduct.

The inclusion of these provisions in our governing documents may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

The Amended and Restated Certificate of Incorporation provides for the indemnification of our officers and directors, and the advancement to them of expenses in connection with any proceedings and claims. The Certificate includes related provisions meant to facilitate the indemnitee's receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

Risks Related To the Oil and Gas Business

Investment in the oil and gas business is risky.

Oil and gas exploration and development is an inherently speculative activity. There is no certain method to determine whether or not a given prospect will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. There is always the risk that development of a prospect may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that we will recover any portion of an investment or that an investment in oil and gas exploration activities will be profitable.

The oil and gas business is subject to drilling and operational hazards.

The oil and gas business involves a variety of operating risks, including: blowouts, cratering and explosions; mechanical and equipment problems; uncontrolled flows of oil and gas or well fluids; fires; marine hazards with respect to offshore operations; formations with abnormal pressures; pollution and other environmental risks; and natural disasters.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, our operators will maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and the results of operations.

We will face fierce competition from other companies in the acquisition of development opportunities.

A large number of companies and individuals engage in drilling for gas and oil, and there is competition for desirable prospects. We will encounter intense competition from other companies and other entities in the pursuit of quality prospects for investment. We may be competing with numerous gas and oil companies which may have financial resources significantly greater than ours.

Oil and gas properties are subject to unanticipated depletion.

The acquisition of oil and gas prospects is almost always based on geologic and engineering data, the extent and quality of which may vary in each case. Successful wells may deplete more rapidly than the available geological and engineering data originally indicated. Any unanticipated depletion would result in a lower return for our company or a loss to the shareholders.

Oil and gas prices are volatile.

Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital will depend substantially on the prices that we receive for oil and gas production. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future would have a negative effect on our future financial results.

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include: the threat of global terrorism; regional political instability in areas where the exploratory wells are drilled; the available supply of oil; the level of consumer product demand; weather conditions; political conditions and policies in the greater oil producing regions, including the Middle East; the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; the price of foreign imports; actions of governmental authorities; domestic and foreign governmental regulations; the price, availability and acceptance of alternative fuels; and overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices. Our inability to respond to changes in these factors could negatively affect our profitability.

Terrorist attacks and continued hostilities in the Middle East or other sustained military campaigns may adversely impact the industry and us.

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created many economic and political uncertainties, which may materially adversely impact us. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the oil and gas industry is unknown. Uncertainty surrounding continued hostilities in the Middle East or other areas may adversely impact us in unpredictable ways.

We are subject to domestic governmental regulations and hazards related to environmental issues.

Gas and oil operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. The Environmental Protection Agency of the United States and the various state departments of environmental affairs closely regulate gas and oil production effects on air, water and surface resources. Furthermore, proposals concerning regulation and taxation of the gas and oil industry are constantly before Congress. It is impossible to predict future proposals that might be enacted into law and the effect they might have on our company. Thus, restrictions on gas and oil activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have a material adverse effect on us.

Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce distributions or result in the loss of company leases, if we ever own any leases. Although it is anticipated that insurance will be obtained by third-party operators for the benefit of our company, we may be subject to liability for pollution and other damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons. Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas. Operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

The Oil Pollution Act of 1990 (“OPA 90”) and its implementing regulations impose a variety of requirements related to the prevention of oil spills, and liability for damages resulting from such spills in United States waters. OPA 90 imposes strict joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operation regulation. If a party fails to report a spill or to cooperate fully in a cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. For onshore facilities, the total liability limit is $350 million. OPA 90 also requires a responsible party at an offshore facility to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws impose strict, joint and several liability on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These parties include the owner or operator of the site where the release occurred, and those that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be subject to joint and several liability for remediation costs at the site, and may also be liable for natural resource damages. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our company’s properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Risks Related to Our Common Stock

The market price for our common stock can be expected to remain volatile.

For the foreseeable future, our common stock is unlikely to be followed by any market analysts and it can be expected that there may be few institutions that will act as market makers for our common stock. This circumstance could adversely affect the liquidity and trading price of our common stock. Prices for our common stock may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to herein, investor perception and general economic and market conditions.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our Board of Directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value. To date, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

We do not intend to pay dividends on our common stock.

We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

FINRA has adopted rules that relate to the application of the SEC’s “penny stock” rules in trading our securities and require that a broker-dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers-dealers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, thereby reducing a shareholder’s ability to resell shares of our common stock.

Our common stock is subject to the “penny stock” restrictions which may cause a lack of liquidity.

SEC Rule 15g-9 establishes the definition of a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock will be considered a “penny stock” for the immediately foreseeable future. This classification may severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker-dealer made the suitability determination and that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders may find it difficult to sell their common stock.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights in favor of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a specific provision that eliminates the liability of directors for monetary damages to our company and our shareholders. Further, we have given such indemnification to our directors and officers to the extent provided by Delaware law through contractual indemnification obligations under indemnity agreements. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers, even though such actions, if successful, might otherwise benefit our company and our shareholders.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless, in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market for, and price of, our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In addition to oil and natural gas properties described under Item 1 above, we lease a small office in Johnston, Iowa, at a monthly rental of $250. We own office equipment necessary to conduct our current business.

Item 3. Legal Proceedings

We are the plaintiff in a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division. We sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant. We believe this lawsuit has merit and are committed to pursuing our causes of action aggressively. This lawsuit is in the early stages and no prediction can be made with respect to its outcome.

Item 4. Submission of Matters to Vote of Security Holders

On October 28, 2011, we held a meeting of our shareholders, at which our shareholders approved a change of our corporate name from All Fuels & Energy Company to “All Energy Corporation”, approved a reverse stock split at a 1-for-50 ratio, which did not adjust the total number of shares authorized, and approved the ALL Fuels & Energy Company 2011 Stock Incentive Plan. The name change and reverse split became effective in January 2012.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “AFSE”. The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the OTC Bulletin Board.

Period		High*	Low*
2010	First Quarter Second Quarter Third Quarter Fourth Quarter	$3.00 $2.45 $1.75 $.50	$.60 $.75 $.20 $.20
2011	First Quarter Second Quarter Third Quarter Fourth Quarter	$.30 $.35 $.40 $.135	$.15 $.15 $.065 $.05
2012	First Quarter	$1.93	$.03
*	The foregoing prices have been adjusted to reflect a (a) one-for-seventeen reverse split of our common stock occurring in September 2004, (b) a one-share-for-every-two-shares forward split of our common stock occurring in May 2007 and (c) a one-for-fifty reverse split of our common stock occurring on January 17, 2012.

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On April 13 2012, the number of record holders of our common stock, excluding nominees and brokers, was 257 holding 21,094,605 shares.

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

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2011, we did not issue unregistered securities that have not been reported previously.

Subsequent to December 31, 2011, we have issued unregistered securities, as follows:

1. (a) Securities Sold. In April 2012, 1,043,478 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Equity Highrise, Inc.; (c) Consideration. Such shares of common stock were issued upon partial conversion of convertible promissory notes in the aggregate amount of $36,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant 2011 Transactions

Change in Control. In August 2011, our company, certain of our affiliates and certain third parties entered into and completed a series of transactions (collectively, the “Transaction”).

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

Reverse Split. On August 12, 2011, our board of directors authorized a 50-to-1 reverse split of our outstanding common stock. The effective date of this reverse split was January 17, 2012.

Financing Transactions and Issuances of Securities. In connection with the Transaction, we entered into a series of financing-related agreements and issued securities thereunder. For a more complete description of these agreements and securities issuances, please see the information under Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Results of Operations

For 2011 and 2010, we incurred a net loss of $711,481 and $457,300, respectively. For 2011, our monthly cash operating expenses, which include costs associated with the pursuit of business opportunities, averaged approximately $12,000. Should we be successful in commencing additional business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

Revenues. During 2011 and 2010, we generated no revenues. Unless and until we are successful in our new business of seeking the exploration, development, acquisition and production of crude oil and natural gas, we do not expect that our operations will generate revenues. We cannot predict whether we will be successful in these efforts.

Expenses. Our operating expenses during the years ended December 31, 2011 and 2010, were $355,681 and $431,254, respectively. Our non-cash operating expenses, which include stock issued for services, beneficial conversion expense and warrant expense, totalled $203,837 and $174,111 for those years, respectively.

Financial Condition

At December 31, 2011, we had $2,978 in cash and a working capital deficit of $873,525. These positions represent a deterioration from December 31, 2010, levels, when we had $31,243 in cash and a working capital deficit of $573,020. Currently, we possess approximately $125,000 in cash.

While our management believes our company’s investments in the Belize oil and natural gas opportunities will ultimately yield appreciable gains, due to the uncertainty with respect to our company’s recouping its $125,000 investment therein, this amount appears as a write-off in the accompanying financial statements.

Financial Condition Following the Transaction.

Purchase Agreement. As part of the Transaction, we obtained loans in the total amount of $220,700 for use in our current operations, including its efforts to locate and acquire a business opportunity in the oil and gas industry. In connection with these loans, we issued the following securities:

•	Convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of common stock at a conversion rate of $0.0345 per share;

•	Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.25 per share; and
•	Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.375 per share.

The Series A Warrants and Series B Warrants expire on August 15, 2015. The convertible promissory notes, the Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

Change of Terms in Existing Debt Instruments. The Transaction also triggered an adjustment to the conversion price in our previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.0345 per share. In connection with the Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors.

Extensions of Promissory Notes. In connection with the Transaction, we issued a total of 200,000 shares of common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on existing convertible promissory notes with an aggregate principal amount of $103,000, from payable on demand to payable on September 1, 2012.

Debt Conversion Agreement. Prior to the Transaction, we owed our sole officer, Dean E. Sukowatey, a total of $535,650 in accrued and unpaid salary. In connection with the Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, this officer agreed to convert, and did so convert, the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, a total of 15,497,101 shares. The debt conversion agreement was amended once, pursuant to which amendment Mr. Sukowatey converted $13,800 of the accrued and unpaid salary amount into shares of common stock prior to the effective time of the 1-for50 reverse split.

Amended and Restated Employment Agreement. In connection with the Transaction, our company and Mr. Sukowatey entered into an amended and restated employment agreement. Pursuant to this amended and restated employment Agreement, we are to pay this officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until we close on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. Mr. Sukowatey’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

Assignment Agreement. In connection with our entering into the amended and restated employment agreement with Mr. Sukowatey, we also entered into an assignment agreement. Pursuant to this assignment agreement, Mr. Sukowatey agreed to forgive $1,000 of his accrued and unpaid salary in exchange for the our assigning the name “ALL Fuels & Energy Company” to him.

Management’s Plans Relating to Future Liquidity

In August 2011, as part of the Transaction, we obtained loans from third parties in the total amount of $220,700 for use in our current operations, including efforts to locate and acquire business opportunities in the oil and natural gas industry.

We will require significant additional capital with which to acquire interests in oil and natural gas properties. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. In addition, we will require additional funds, in order to sustain our operations through the remainder of 2012. We believe it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

During the remainder of 2012, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of one or more business opportunities in the oil and natural gas industry. The needed funding will be sought from third parties.

Capital Expenditures

During 2011, we made $131,650 in capital expenditures, including $125,000 in acquiring our interest in Treaty Belize Energy LTD and $6,650 in acquiring our interest in our Louisiana property. During 2010, we made no capital expenditures.

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

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of December 31, 2011, our management has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

• provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

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

Our chief executive officer, also serving as acting chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2011, our principal officer identified no material weaknesses in our internal control over financial reporting. A material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the officers and directors of All Energy Corporation.

Name	Age	Position(s)
Dean E. Sukowatey James R. Broghammer Brad Knaack	59 49 38	President, Acting Chief Financial Officer, Secretary and Director Chief Operating Officer and Director Director

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

Dean E. Sukowatey has served as president, acting chief financial officer, secretary and a director of the Company since January 2007, and has served in similar capacities for ALL Energy Company since its inception in August 2006. He has 19 years’ experience on Wall Street as a broker, trader, fund manager and consultant at several firms, including Merrill Lynch, Paine Webber, Lehman Brothers and A.G. Edwards. For more than the five years prior to becoming ALL Energy’s president in August 2006, he managed two private funds and provided consulting and investment banking services. Mr. Sukowatey graduated from the University of Wisconsin with a B.S. degree in Microbiology.

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

Board of Directors

Our full board or directors did not meet during 2011; the board of directors took action by unanimous written consent in lieu of a meeting on four occasions.

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

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

• any breach of the director’s duty of loyalty to us or to our shareholders;

• acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

• unlawful payment of dividends or unlawful stock repurchases or redemptions; and

• any transaction from which the director derived an improper personal benefit.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of All Energy Corporation at any time during the years ended December 31, 2011, 2010 and 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2011, 2010 and 2009. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2011	240,000(1)	---	---	---	---	---	---	240,000(1)
President and Acting Chief Financial Officer	2010	240,000(2)	---	---	---	---	---	---	240,000(2)
	2009	240,000(3)	---	---	---	---	---	---	240,000(3)
James R. Broghammer	2011	---	---	---	---	---	---	---	---
Chief Operating Officer	2010	---	---	---	---	---	---	---	---
	2009	---	---	---	---	---	---	---	---
(1)	$40,000 of this amount was accrued. The balance of such amount was, during 2011, subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.
(2)	$240,000 of Mr. Sukowatey’s salary was accrued and unpaid. During 2011, such amount was subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.
(3)	$120,000 of Mr. Sukowatey’s salary was accrued and unpaid. During 2011, such amount was subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

In August 2011, we entered into an amended and restated employment agreement with our sole officer, Dean E. Sukowatey. Pursuant to this amended and restated employment Agreement, we are to pay Mr. Sukowatey up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until we close on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. Mr. Sukowatey’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

In December 2009, we entered into employment agreements with two of our officers, Mr. Sukowatey and James R. Broghammer. As discussed in the foregoing paragraph, Mr. Sukowatey employment agreement has been amended. However, Mr. Broghammer’s employment agreement remains in effect. Mr. Broghammer’s employment agreement is for an initial term of three years and may renew for additional one-year periods. While the terms of his employment agreement commenced in December 2009, salary accruals thereunder will not begin unless and until we complete the acquisition of an ethanol plant. Also, upon the acquisition of an ethanol plant, we are to issue approximately 146,000 shares of common stock as a bonus to Mr. Broghammer. Inasmuch as we have abandoned our ethanol-related efforts, it is expected that Mr. Broghammer’s employment agreement will be revised in the near future.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2011, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

Equity
Incentive
								Equity	Plan
								Incentive	Awards:
							Market	Plan	Market or
			Equity				Value of	Awards:	Payout
			Incentive			Number	Shares	Number of	Value of
		Number of	Plan Awards:			of shares	or Units	Unearned	Unearned
	Number of	Securities	Number of			or Units	of Stock	Shares,	Shares,
	Securities	Underlying	Securities			of Stock	That	Units or	Units or
	Underlying	Unexercised	Underlying			That	Have	Other	Other
	Unexercised	Options(#)	Unexercised	Option	Option	Have	Not	Rights That	Rights That
	Options (#)	Unex-	Unearned	Exercise	Expiration	Not	Vested	Have Not	Have Not
Name	Exercisable	ercisable	Options (#)	Price($)	Date	Vested(#)	($)	Vested(#)	Vested(#)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2011, 2010 and 2009.

Director Compensation

Nonqualifi
				Non-	ed
				Equity	Deferred
	Fees			Incentive	Compensa
	Earned or	Stock	Option	Plan	tion	All Other
	Paid in	Awards	Awards	Compensa	Earnings	Compensa
Name	Cash (#)	($)	($)	tion ($)	($)	tion ($)	Total ($)
CURRENT DIRECTORS
Dean E. Sukowatery	---	---	---	---	---	---	---
James R. Broghammer	---	---	---	---	---	---	---
Brad Knaack	---	2,000(1)	---	---	---	---	2,000(1)
(1) This amount relates to a stock award made in 2010

Item 12. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof. Specifically, in the table below, it is assumed that all outstanding convertible notes, Series A Warrants and Series B Warrants will be exercisable within 60 days from the date of this Annual Report. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect a person’s actual voting power at any particular date.

Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o All Energy Corporation, 6165 N.W. 86th Street, Johnston, Iowa 50131.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
Dean E. Sukowatey	22,914,012 (2)	53.43%
James R. Broghammer	53,990	*
Brad Knaack	557,270 (3)	1.30%
ALL Energy Company (4)	141,000	*
All directors, executive officers and founders, including ALL Energy Company, as a group (4 persons)	23,166,272 (2)(3)	54.02%
Beneficial owners of more than 5%
Joseph R. Lee	2,469,728 (5)	5.76%
Lee Bear I, LLC (6)	3,869,693 (7)	9.02%
Lazy Bear, LLC (8)	1,184,666 (9)	2.76%
Jinsun, LLC (10)	3,798,261 (11)	8.86%
*	Less than 1%.
(1)	Based on 42,887,087 shares of our common stock outstanding, which number of shares includes a total of 21,843,609 shares underlying derivative securities, as detailed in the remainder of the footnotes to this table.
(2)	7,100,000 of these shares have not been issued. These shares underlie convertible promissory notes.
(3)	500,000 of these shares have not been issued. These shares underlie a convertible promissory note.
(4)	ALL Energy Company is a wholly-owned subsidiary of ALL Energy Corporation.
(5)	1,398,970 of these shares are issued and outstanding. 1,070,758 of these shares underlie derivative securities, as follows: 515,942 shares underlie a convertible promissory note (Mr. Lee is contractually prohibited from converting to the extent that he would own in excess of 9.999% of our issued and outstanding common stock after such conversion), 215,768 shares underlie a second convertible promissory note (Mr. Lee is contractually prohibited from converting to the extent that he would own in excess of 4.9% of our issued and outstanding common stock after such conversion), 169,524 shares underlie Series A Warrants and 169,524 shares underlie Series B Warrants.
(6)	Lee Bear I, LLC is a dual member, Florida-based LLC. Members are Joseph R. Lee and Lazy Bear, LLC. Lazy Bear, LLC acts as the member manager and is also a Florida-based LLC. The physical address is 402 Appel Routh, Suite 1C, Key West Florida 33040; the alternative mailing address is 5220 Spring Valley, Suite 195, Dallas, Texas 75254.
(7)	All of these shares underlie derivative securities, as follows: 2,237,681 shares underlie a convertible promissory note (Lee Bear I, LLC is contractually prohibited from converting to the extent that it would own in excess of 9.999% of our issued and outstanding common stock after such conversion), 683,225 shares underlie a second convertible promissory note (Lee Bear I, LLC is contractually prohibited from converting to the extent that it would own in excess of 4.9% of our issued and outstanding common stock after such conversion), 735,238 shares underlie Series A Warrants and 735,238 shares underlie Series B Warrants.
(8)	Lazy Bear, LLC is a Florida-based LLC, with Oso Capital, LLC as its sole member. Oso Capital, LLC is a Texas-based LLC, the member manager, and wholly owned by Scott B. Gann. The physical address is 402 Appel Routh, Suite 1C, Key West Florida 33040; the alternative mailing address is 5220 Spring Valley, Suite 195, Dallas, Texas 75254.
(9)	254,799 of these shares are issued and outstanding and are owned by Sun Bear, LLC, a Texas LLC wholly owned by Scott B. Gann, with a mailing address of 5220 Spring Valley, Suite 195, Dallas, Texas 75254. 929,867 of these shares underlie derivative securities, as follows: 289,855 shares underlie a convertible promissory note (Lazy Bear, LLC is contractually prohibited from converting to the extent that it would own in excess of 9.999% of our issued and outstanding common stock after such conversion), 449,536 shares underlie a second convertible promissory note (Lazy Bear, LLC is contractually prohibited from converting to the extent that it would own in excess of 4.9% of our issued and outstanding common stock after such conversion), 95,238 shares underlie Series A Warrants and 95,238 shares underlie Series B Warrants.
(10)	Kevan Casey has voting control and investment discretion over securities held by Jinsun, LLC. The mailing address of the beneficial owner is 2710 Thomes Avenue, Cheyenne, Wyoming 82001.
(11)	All of these shares underlie derivative securities, as follows: 2,118,261 shares underlie a convertible promissory note (Jinsun, LLC is contractually prohibited from converting to the extent that it would own in excess of 9.999% of our issued and outstanding common stock after such conversion), 840,000 shares underlie Series A Warrants and 840,000 shares underlie Series B Warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

2011

Loan from Director. In April 2011, one of our directors, Brad Knaack, loaned $5,000 to our company. On the date of issuance, the promissory note issued to Mr. Knaack was convertible into a total of 500,000 shares of our common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and was convertible, at the director’s option, into shares of our common stock at the rate of one share for every $.01 of debt converted. In August 2011, this loan was revised and extended to September 2012.

Employment Agreement. In August 2011, we entered into an amended and restated employment agreement with our sole officer, Dean E. Sukowatey. Pursuant to this amended and restated employment Agreement, we are to pay Mr. Sukowatey up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until we close on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. Mr. Sukowatey’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

Significant Transaction. In August 2011, we and certain of our affiliates and certain third parties entered into and completed a series of transactions (collectively, the “Transaction”).

Change in Control. Pursuant to the Transaction, one of our officers and directors, Dean E. Sukowatey, obtained control of our company. However, management of our company did not change in connection with the Transaction.

Change of Business Plan. In connection with the Transaction and because we had been unable to acquire an ethanol plant, our management has changed its plan of business from the acquisition of an ethanol plant to the exploration, development, acquisition and production of crude oil and natural gas within the United States.

Reverse Split. On August 12, 2011, our board of directors authorized a 1-for-50 reverse split of our outstanding common stock. At a special shareholders’ meeting held, the reverse split was approved. The effective date of this reverse split was January 17, 2012.

Financing Transaction and Issuance of Securities. As part of the Transaction, we issued:

•	Convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of our common stock at a conversion rate of $0.0345 per share;

•	Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share; and

•	Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.375 per share.

The Series A Warrants and Series B Warrants expire on August 15, 2015. The convertible promissory notes, the Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

Additionally, the Transaction triggered an adjustment to the conversion price in our previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.0345 per share. In connection with the Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors.

Extensions of Promissory Notes. In connection with the Transaction, we issued a total of 200,000 shares of our common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on convertible promissory notes with an aggregate principal amount of $103,000 from payable on demand to payable on September 1, 2012.

Debt Conversion Agreement. Prior to the Transaction, we owed our sole officer, Dean E. Sukowatey, a total of $535,650 in accrued and unpaid salary. In connection with the Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, this officer agreed to convert, and did so convert, the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, a total of 15,497,101 shares. The debt conversion agreement was amended once, pursuant to which amendment Mr. Sukowatey converted $13,800 of the accrued and unpaid salary amount into shares of common stock prior to the effective time of the 1-for50 reverse split.

Lock-up Agreement. In connection with the debt conversion agreement, our company and this same officer entered into a lock-up agreement with respect to the shares that have been and are to be issued to the officer under the debt conversion agreement. The lock-up period is for nine months from the date or dates of issuance.

Amended and Restated Employment Agreement. In connection with the Transaction, our company and this same officer entered into an amended and restated employment agreement. Pursuant to this amended and restated employment Agreement, we are to pay this officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until we close on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. This officer’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

Assignment Agreement. In connection with our company’s and this same officer’s executing the amended and restated employment agreement, we also entered into an assignment agreement. Pursuant to this assignment agreement, the officer agreed to forgive $1,000 of his accrued and unpaid salary in exchange for the Company’s assigning the name “ALL Fuels & Energy Company” to him. This assignment become effective at such time as our corporate name changed.

2010

Loan from Director. In 2010, one of our directors, Dean E. Sukowatey, loaned us $11,000 for use as working capital. This loan made by Mr. Sukowatey is payable on demand, bears interest at 10% per annum and is convertible, at his option, into shares of our common stock at the rate of one share for every $.01 of debt converted. This loan is payable on September 1, 2012.

Director Bonus. In 2010, one of our directors, Brad Knaack, was issued 1,000 shares of our common stock as a bonus, which shares were valued at $2,000, in the aggregate.

2009

Loans from Director. During the last half of 2009, one of our directors, Dean E. Sukowatey, loaned us a total of $60,000 for use as working capital. All of the loans made by Mr. Sukowatey are payable on demand, bear interest at 10% per annum and are convertible, at his option, into shares of our common stock at the rate of one share for every $.01 of debt converted. These loans are payable on September 1, 2012.

Employment Agreements. In December 2009, we entered into employment agreements with two of our officers, Mr. Sukowatey and James R. Broghammer. As discussed above, Mr. Sukowatey’s employment agreement has been amended. However, Mr. Broghammer’s employment agreement remains in effect. Mr. Broghammer’s employment agreement is for an initial term of three years and may renew for additional one-year periods. While the terms of his employment agreement commenced in December 2009, salary accruals thereunder will not begin unless and until we complete the acquisition of an ethanol plant. Also, upon the acquisition of an ethanol plant, we are to issue approximately 146,000 shares of common stock as a bonus to Mr. Broghammer. Inasmuch as we have abandoned our ethanol-related efforts, it is expected that Mr. Broghammer’s employment agreement will be revised in the near future.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and 2010, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$19,000	$19,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1. Financial Statements

• Report of Independent Registered Public Accounting Firm

• Balance Sheets as of December 31, 2011 and 2010

• Statements of Operations for the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

• Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

• Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

• Notes to Financial Statements

2. Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
10.1 *	Consulting Agreement between Registrant and Tommy Allen.
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 18, 2012, on its behalf by the undersigned, thereunto duly authorized.

                                              ALL ENERGY CORPORATION

                                                By: /s/ DEAN E. SUKOWATEY

                                                 Dean E. Sukowatey

                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 18, 2012, by the following persons on behalf of the Registrant, in the capacities indicated:

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

To the Board of Directors and

Shareholders of All Energy Corporation

We have audited the accompanying consolidated balance sheets of ALL Energy Corporation (a development stage company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2011. All Energy Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Energy Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.

Plano, Texas

April 18, 2012

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
		2011	2010
ASSETS
Current assets
Cash and cash equivalents		$2,978	$31,243
Prepaid expenses		---	18,807
Total current assets		2,978	50,050
Property and equipment - at cost
Oil and gas properties, unproved		6,650	---
Equipment		3,333	3,333
Less accumulated depreciation		(2,990)	(2,223)
Total property and equipment - net		6,993	1,110
Total assets		$9,971	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses		$76,831	$80,938
Accrued expenses - related party		70,734	382,521
Note payable and convertible notes, net of unamortized discounts of $193,112		187,588	88,611
Note payable - related party		541,350	71,000
Total current liabilities		876,503	623,070
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding		---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 1,820,196 and 1,293,655 shares issued in 2011 and 2010, respectively, and 1,679,196 and 1,152,655 shares outstanding in 2011 and 2010, respectively		18,202	12,936
Additional paid-in capital		17,320,667	16,909,073
Treasury stock, at cost; 141,000 and 141,000 shares in 2011 and 2010, respectively		(150,000)	(150,000)
Receivable from shareholder		(50,000)	(50,000)
Accumulated deficit		(6,423,944)	(6,423,944)
Deficit accumulated during the development stage		(11,581,457)	(10,869,975)
Total stockholders’ equity (deficit)		(866,532)	(571,910)
Total liabilities and stockholders’ equity (deficit)		$9,971	$51,160
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011
	2011	2010	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
Revenues	$---	$---	$8,092
Operating Costs and Expenses
Consulting	15,022	40,546	7,771,903
Legal and professional	38,189	71,698	1,312,700
Depreciation and amortization	767	985	8,916
Impairment charge	---	---	333,540
General and administrative	301,703	318,025	2,257,438
Total operating expenses	355,681	431,254	11,684,497
Other income (expense)
Beneficial conversion expense	(3,889)	(107,111)	(171,000)
Interest expense	(31,545)	(13,529)	(104,009)
Interest income	16	29	51,374
Rental income	---	---	66,250
Loss on sale of investment	(125,000)	---	(125,000)
Equity loss in subsidiary	---	---	(233,340)
Loss on sale of land	---	---	(1,278)
Convertible debt/warrant expense	(198,648)	---	(198,648)
Forgiveness of debt	3,266	94,565	97,831
Total other income (expense)	(355,800)	(26,046)	(617,820)
Net loss	$(711,481)	$(457,300)	$(12,294,225)
Income (loss) per share:
Basic and diluted	$(0.50)	$(0.32)
Weighted average number of shares outstanding:
Basic and diluted	1,416,851	1,416,851
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Balance, June 7, 2004	35,179	$352	$6,403,188	$---	$---	$(6,423,944)	$---	$(20,404)
Stock issued for services at $17.00 per share	15,000	150	254,850	---	---	---	---	255,000
Stock issued for services at $8.35 per share	3,000	30	24,970	---	---	---	---	25,000
Stock issued at $7.00 per share	7,143	71	49,929	(50,000)	---	---	---	---
Contributions from stockholders	---	---	20,754	---	---	---	---	20,754
Net loss	---	---	---	---	---	---	(284,350)	(284,350)
Balance, December 31, 2004	60,322	603	6,753,691	(50,000)	---	(6,423,944)	(284,350)	(4,000)
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Net loss	---	---	---	---	---	---	(100)	(100)
Balance, December 31, 2005	60,322	603	6,753,691	(50,000)	---	(6,423,944)	(284,450)	(4,100)
Stock issued for bonus at $1.15 per share	67,500	675	75,825	---	---	---	---	76,500
Stock issued for bonus at $1.35 per share	3,000	30	3,970	---	---	---	---	4,000
Stock issued for legal services at $1.35 per share	15,000	150	19,850	---	---	---	---	20,000
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for services at $1.35 per share	1,500	15	1,985	---	---	---	---	2,000
Stock issued for web page assets at $1.35 per share	39,000	390	51,610	---	---	---	---	52,000
Contributions from stockholder	---	---	600	---	---	---	---	600
Net loss	---	---	---	---	---	---	(155,000)	(155,000)
Balance, December 31, 2006	186,322	1,863	6,907,531	(50,000)	---	(6,423,944)	(439,450)	(4,000)
Stock issued for bonus at $1.30 per share	60,000	600	79,400	---	---	---	---	80,000
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in acquisition	759,990	7,599	1,626,156	---	---	---	---	1,633,755
Stock issued for services at $33.50 per share	7,800	78	262,122	---	---	---	---	262,200
Stock issued for services at $37.50 per share	3,000	30	112,470	---	---	---	---	112,500
Stock issued for cash at $50.00 per share	1,500	15	74,985	---	---	---	---	75,000
Stock issued as bonus at $50.00 per share	600	6	29,994	---	---	---	---	30,000
Stock issued for cash on option exercise at $32.00 per share	1,000	10	31,776	---	---	---	---	31,786
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued in private offering for cash at $39.50 per share	7,192	72	285,578	---	---	---	---	285,650
Treasury stock	---	---	---	---	(150,000)	---	---	(150,000)
Warrants	---	---	6,075,213	---	---	---	---	6,075,213
Net loss	---	---	---	---	---	---	(7,195,819)	(7,195,819)
Balance, December 31, 2007	1,027,314	10,273	15,485,225	(50,000)	(150,000)	(6,423,944)	(7,635,269)	1,236,285
Stock issued for services at $27.00 per share	20,000	200	539,800	---	---	---	---	540,000
Shares cancelled	(24,760)	(248)	248	---	---	---	---	---
Stock bonus at $27.50 per share	1,500	15	41,385	---	---	---	---	41,400
Stock issued for cash at $24.50 per share	8,100	81	196,558	---	---	---	---	196,639
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Additional paid-in capital related to stock compensation	---	---	285,780	---	---	---	---	285,780
Stock issued for services at $30.00 per share	333	3	9,997	---	---	---	---	10,000
Net loss	---	---	---	---	---	---	(2,127,985)	(2,127,985)
Balance, December 31, 2008	1,032,488	$10,324	$16,558,993	$(50,000)	$(150,000)	$(6,423,944)	$(9,763,254)	$182,119
Additional paid-in capital related to stock compensation	---	---	57,192	---	---	---	---	57,192
Beneficial conversion	---	---	60,000	---	---	---	---	60,000
Shares cancelled	(20,000)	(200)	200	---	---	---	---	---
Net loss	---	---	---	---	---	---	(649,421)	(649,421)
Balance, December 31, 2009	1,012,488	$10,124	$16,676,385	$(50,000)	$(150,000)	$(6,423,944)	$(10,412,675)	$(350,110)
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Beneficial conversion	---	---	111,000	---	---	---	---	111,000
Stock issued on conversion of note payable at $.15 per share	50,167	502	6,998	---	---	---	---	7,500
Stock issued for cash at $.50 per share	100,000	1,000	49,000	---	---	---	---	50,000
Stock issued for services at $.50 per share	130,000	1,300	63,700	---	---	---	---	65,000
Stock issued for bonuses at $2.00 per share	1,000	10	1,990	---	---	---	---	2,000
Net loss	---	---	---	---	---	---	(457,300)	(457,300)
Balance, December 31, 2010	1,293,655	$12,936	$16,909,073	$(50,000)	$(150,000)	$(6,423,944)	$(10,869,975)	$(571,910)
The accompanying notes are an integral part of these statements.

		ALL ENERGY CORPORATION
		(a development stage company)
	STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
	For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Issuance of warrants	---	---	391,760	---	---	---	---	391,760
Stock issued for services at $.50 per share	1,000	10	490	---	---	---	---	500
Stock issued for debt extension agreements at $.50 per share	4,000	40	760	---	---	---	---	800
Stock issued for debt at $.082 per share	121,538	1,216	8,784	---	---	---	---	10,000
Stock issued for debt conversion at $.0345 per share	400,000	4,000	9,800	---	---	---	---	13,800
Net loss	---	---	---	---	---	---	(711,481)	(711,481)
Balance, December 31, 2011	1,820,196	$18,202	$17,320,667	$(50,000)	$(150,000)	$(6,423,944)	$(11,581,457)	$(866,532)
The accompanying notes are an integral part of these statements.

	ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011
	2011	2010	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(711,481)	$(457,300)	$(12,294,225)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposal of fixed assets	---	---	187
Forgiveness of debt	3,266	94,565	97,831
Equity loss on subsidiary	---	---	14,485
Depreciation and amortization	767	985	8,916
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	1,300	67,000	1,244,645
Impairment charge	---	---	333,540
(Increase) decrease in prepaids	18,807	(17,086)	(87,820)
Non-cash beneficial conversion expense	3,889	107,111	171,000
Non-cash warrant expense	198,648	---	198,648
Loss on investments	125,000	---	125,000
Increase in accounts payable	222,989	70,220	519,767
Net cash used for operating activities	(136,815)	(134,505)	(2,667,163)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	(125,000)	---	(125,000)
Investment in oil and gas property	(6,650)	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction in progress	---	---	(193,720)
Net cash used for investing activities	(131,650)	---	(778,752)
The accompanying notes are an integral part of these statements.

	ALL FUELS & ENERGY COMPANY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)
	2011	2010	Period from Commence-ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	50,000	2,703,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - related party	7,000	11,000	78,000
Proceeds from notes payable - third party	290,700	100,000	390,700
Payments on note payable - related party	(57,500)	---	(57,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	240,200	161,000	3,444,905

NET CHANGE IN CASH	(28,265)	26,495	(1,010)
Cash, beginning of period	31,243	4,748	3,988
Cash, end of period	$2,978	$31,243	$2,978

Supplemental information:
Interest paid	$---	$---
Taxes paid	$---	$---

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1	Summary of Significant Accounting Policies

Organization and Business

All Energy Corporation (the Company) was incorporated on October 5, 1994, in the state of Delaware as Cable Group South, Inc. In November 1998, the Company changed its name to Softnet Industries, Inc., and, in June 1999, the name was changed to ICrystal, Inc. In May 2007, the Company changed its name to ALL Fuels & Energy Company. In November 2011, the Company changed its name to All Energy Corporation.

In June 2004, there occurred a change in control of the Company. Pursuant to an amended and restated stock purchase agreement, Woodstock Investments, LLC purchased 12,052 shares, or 51.91%, of the then-outstanding common stock from existing shareholders. During 2004, the Company commenced the development stage and had no operations.

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

In January 2007, there occurred another change in control of the Company. Pursuant to a stock purchase agreement, ALL Energy Company purchased 94,000, or 141,000 post-forward-split, shares, or 57.24%, of our outstanding common stock from an existing shareholder.

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

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants. As of August 2011, the Company’s efforts in this regard had not been successful. In August 2011, the Company changed its business to the exploration, development, acquisition and production of crude oil and natural gas within the United States. See Note 19. Oil and Gas Investments.

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

Loss per Share

Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2011, the Company had the following dilutive common stock equivalents outstanding:

– 7,600,000 shares underlying convertible promissory notes payable to related parties.

– 15,287,087 shares underlying convertible promissory notes payable to third parties.

– 2,000,000 shares underlying Series A Warrants.

– 2,000,000 shares underlying Series B Warrants.

Reverse Split

Subsequent to December 31, 2011, in January 2012, the Company effected a 1-for-50 reverse split of its common stock. Historical share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split. See Note 16. Capital Stock.

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

The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. (See Note 2. Going Concern.)

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

The Company incurred losses totaling $(12,294,225) through December 31, 2011, and, at December 31, 2011, had a working capital deficit of $873,525. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry.

The Company will require significant additional capital with which to acquire interests in oil and natural gas properties. While the Company’s management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. In addition, the Company will require additional funds, in order to sustain its operations through the remainder of 2012. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

During the remainder of 2012, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of one or more business opportunities in the oil and natural gas industry. The needed funding will be sought from third parties.

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

The following is a schedule of the composition of the income tax benefit:

	2011	2010
Net operating loss carryforward	$4,046,188	$3,868,058
Valuation allowance for net deferred tax asset	(4,046,188)	(3,868,058)
Total income tax benefit (liability)	$ ---	$ ---
Net loss before taxes	$(711,481)	$(457,300)
Permanent difference related to beneficial conversion and warrant expense	202,537	107,111
Expected taxable net loss	(508,944)	(350,189)
U.S. statutory rate	35%	35%
Increase in deferred tax asset - net operating loss carryforward	(178,130)	(122,566)
Increase in deferred tax asset valuation account related to net operating loss carryforward	178,130	122,566
Total tax expense	$ 0	$ 0
Effective tax rate	0.0%	0.0%

The net change in the valuation account relating to the net operating loss carry-forward was $178,130 and $122,566, in the years ended December 31, 2011 and 2010, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carry-forward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. The Company has unused net operating losses available for carry-forwards of approximately $11,000,000 that will expire over the 15 years following the filing of the returns.

Note 6	2011 Stock Ownership Plan

In October 2011, the Company’s shareholders ratified the adoption of the Company’s 2011 Stock Ownership Plan (the “2011 Plan”), which authorizes the issuance of 2,000,000 shares thereunder. Under the 2011 Plan, the Company may make awards to employees, non-employees, directors, consultants, and independent contractors of shares of common stock or derivative securities such as incentives and non-qualified stock options. The 2011 Plan stipulates no terms or conditions for the awards to be granted. The value of the stock issued to consultants is based on fair market value of the goods or services received or stock prices obtained from published data. During 2011, no shares were issued under the 2011 Plan.

Note 7	Accounts Payable and Accrued Expenses

For the years ended December 31, 2011 and 2010, accounts payable and accrued expenses are comprised of $15,566 and $6,469 of accrued interest, respectively, and $61,265 and $74,469 of operating expenses, respectively.

Note 8	Forgiveness of Debt

On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $3,266 which has been reflected in the accompanying financial statements.

During the year ended December 31, 2010, the Company had debt forgiven associated with an outstanding balance due for legal services incurred in prior years in the amount of $94,565. This amount has been recorded in the accompanying financial statements.

Note 9	Related Party Transactions

Director Loans

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations. On the dates of issuance, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock. Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans was revised and extended to September 2012. See Note 18. Significant Transaction.

In April 2011, another Company director loaned $5,000 to the Company. On the date of issuance, these promissory notes were convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, this loan was revised and extended to September 2012. See Note 18. Significant Transaction.

Employment Agreements

In August 2011, in connection with a significant transaction (See Note 18. Significant Transaction), the Company and its President entered into an amended and restated employment agreement. Pursuant to this amended and restated employment Agreement, the Company is to pay this officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closes on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter. This officer’s compensation is no longer connected to the acquisition of an ethanol plant. The initial term of this amended and restated employment agreement expires in August 2014.

Until August 2011, the Company’s President was employed under an employment agreement with ALL Energy Company, the Company’s subsidiary. This officer’s employment agreement provided for an annual salary of $240,000. In connection with his employment agreement, this officer executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Warrant Cancellation

In March 2010, one of the Company’s directors tendered for cancellation 110,407 warrants to purchase a like number of shares of Company common stock. The Company accepted such tender and cancelled all of such warrants.

Common Stock Bonuses

In March 2010, the Company issued 1,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $2.00 per share, or $2,000, in the aggregate.

Note 10	Fair Value of Financial Instruments

The fair value of accounts payable approximate their carrying amounts.

Note 11	Amendments of Amended and Restated Certificate of Incorporation

November 2010

On November 22, 2010, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, whereby the Company’s authorized capital was increased to 700,000,000 shares of $0.01 par value common stock and 50,000,000 shares of $0.01 par value preferred stock.

November 2011

On November 14, 2011, the Company filed an amendment to its Amended and Restated Certificate of Amendment, whereby the Company (1) effected a 1-for-50 reverse stock split of the Company’s outstanding shares of common stock; and (2) changed its corporate name from “ALL Fuels & Energy Company” to “All Energy Corporation”. The reverse stock split and the corporate name change were approved by the Company’s shareholders at a special meeting held on October 28, 2011.

On January 12, 2012, the Financial Industry Regulatory Authority approved this amendment to the Company’s Amended and Restated Certificate of Incorporation, effective at 7:00 a.m., Eastern Time, on January 17, 2012.

Note 12	Prepaid Expenses

At December 31, 2010, prepaid expenses, comprised of legal services and marketing services, were $18,807.

Note 13	Notes Payable – Related Parties

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations. On the dates of issuance, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock. Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans was revised and extended to September 2012. See Note 18. Significant Transaction.

In addition and as a result of the Transaction, at December 31, 2011, $520,850 in accrued officer salary and interest is included in Note Payable - Related Parties.

In April 2011, another Company director loaned $5,000 to the Company. On the date of issuance, these promissory notes were convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, this loan was revised and extended to September 2012. See Note 18. Significant Transaction.

Note 14	Notes Payable - Third Parties

In January 2010, the Company borrowed $65,000 from a third party, and in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock. On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $3,266 which has been reflected in the accompanying financial statements.

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 18. Significant Transaction.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, these promissory notes were convertible into a total of 1,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. See Note 18. Significant Transaction.

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. These notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. Ssee Note 18. Significant Transaction.

Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 share of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. The warrants have a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006.

The Company recorded $171,060 in 2011 for the relative fair value of the warrants and $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of December 31, 2011, $27,588 of amortization has been recorded related to the debt discount.

Note 15	Non-cash Investing and Financing

For the year ended December 31, 2011 the Company had the following noncash transactions:

– Increase in debt for a reduction in accrued interest in the amount of $7,500;

– Conversion of $10,000 from debt into stock;

– Increase in note payable - related party in the amount of $520,850 to debt; and

– Conversion of $13,800 of accounts payable - related party into stock.

For the year ended December 31, 2010, the Company reduced a note payable in exchange for shares of stock in the amount of $7,500.

Note 16	Capital Stock

Common Stock Issued for Services

During 2011, the Company issued 1,000 shares of common stock in payment of $500 in consulting services.

During 2010, the Company issued 90,000 shares of common stock in payment of $45,000 in legal services and 40,000 shares of common stock in payment of $20,000 in consulting services.

Common Stock Issued for Bonuses

During 2010, the Company issued 1,000 shares of its common stock as a bonus to one of its directors. These shares were valued at $2.00 per share, or $2,000, in the aggregate.

Common Stock Issued for Debt Extensions

During 2011, the Company issued 200,000 shares of common stock in consideration of the extension of the maturity dates on convertible promissory notes, with an aggregate principal balance of $103,000, from payable on demand to payable on September 1, 2012.

Note 17	Warrants

During 2011, the Company issued common stock purchase warrants, as follows:

–	Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share; and

–	Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share.

The Series A Warrants and Series B Warrants expire on August 15, 2015. The Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

In December 2007, the Company issued a total of 220,814 common stock purchase warrants to purchase a like number of shares our common stock, at an exercise price of $27.50 per share. All of these warrants were currently exercisable and expired in 2017. These warrants were issued to two third parties (who subsequently became directors of the Company), in consideration of their invaluable consulting services in assisting the Company in accomplishing its business objectives. The issuance of these warrants resulted in a compensation expense of $6,075,213.

In December 2009, one of the Company’s then-directors tendered for cancellation 110,407 of these warrants. The Company accepted such tender and cancelled all of such warrants. In March 2010, a former director tendered for cancellation the remaining 110,407 of these warrants. The Company also accepted such tender and cancelled all of such warrants.

Note 18	Significant Transaction

In August 2011, the Company, certain affiliates of the Company and certain third parties entered into and completed a series of transactions (collectively, the “Transaction”).

Partial Conversion of Convertible Promissory Note

In January 2010, the Company borrowed $65,000 from a third party through the issuance of a convertible promissory note, convertible into a number of shares based on the market price of the Company’s common stock. In January 2011, $6,000 of the principal amount of such convertible note was converted into 3,000,000 shares of the Company’s common stock. In July 2011, $4,000 of the principal amount of such convertible promissory note was converted into a total of 3,076,923 shares of the Company’s common stock. Following such conversion transactions, the remaining principal balance under such convertible promissory note was $47,500. On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $3,266 which has been reflected in the accompanying financial statements.

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

Reverse Split

On August 12, 2011, the board of directors of the Company authorized a 50-to-1 reverse split of the Company’s outstanding common stock. At a special shareholders’ meeting held, the reverse split was approved. The effective date of this reverse split was January 17, 2012.

Financing Transaction and Issuance of Securities

As part of the Transaction, the Company issued:

–	Convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share;

–	Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share; and

–	Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share.

The Series A Warrants and Series B Warrants expire on August 15, 2015. The convertible promissory notes, the Series A Warrants and the Series B Warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

Additionally, the Transaction triggered an adjustment to the conversion price in the Company’s previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.0345 per share. In connection with the Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors.

Extensions of Promissory Notes

In connection with the Transaction, the Company issued a total of 200,000 shares of Company common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on convertible promissory notes with an aggregate principal amount of $103,000 from payable on demand to payable on September 1, 2012.

Debt Conversion Agreement

Prior to the Transaction, the Company owed its sole officer a total of $534,650 in accrued and unpaid salary and interest. In connection with the Transaction, the Company and its officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, the Company’s officer agreed to convert the $534,650 in accrued and unpaid salary into shares of Company common stock at a conversion price of $0.0345 per share, upon the Company effecting the 50-to-1 reverse split. The debt conversion agreement has been amended once, pursuant to which amendment the Company’s officer had the right to convert $13,800 of the accrued and unpaid salary amount into a total of 400,000 shares of Company common stock. The Company’s officer did so convert $13,800 of the accrued and unpaid salary amount into 400,000 shares, leaving $521,850 in accrued and unpaid salary subject to the debt conversion agreement.

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

Note 19	Oil and Gas Investments

The Company has purchased 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that is seeking to development an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company holds an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which has been paid by the Company as a deposit. The Company also holds an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

In January 2012, TBE reported that it had drilled its initial well near Independence Village, Belize, located adjacent to the Port of Big Creek in the Stann Creek District, and that oil in commercial quantities had been detected. The defined producing zone is between 1,235 and 1,290 feet. There is no assurance that this well will produce oil and/or gas in such quantities as would benefit the Company. A second, deeper well on the lease owned by TBE is planned for an as-yet determined date. There is no assurance that the second well will produce oil and/or gas. Due to these uncertainties, the Company recognized a loss on these investments for the year ended December 31, 2011, in the amount of $125,000.

Also, the Company has entered into a participation agreement with respect to an oil and gas property located in Louisiana, pursuant to which the Company holds a 5% interest in such property and has made payments totaling $6,650.

Note 20	Subsequent Events

Reverse Stock Split

Effective January 17, 2012, a one-for-fifty reverse split of the Company’s common stock occurred.

Debt Conversion Agreement

Subsequent to December 31, 2011, the Company’s President converted $520,850 in debt into 15,097,101 shares of Company common stock, pursuant to a Debt Conversion Agreement.

Consulting Agreement; Exercise of Stock Options

Subsequent to December 31, 2011, the Company entered into a consulting agreement with a third party. This consultant’s sole compensation was the issuance of stock options to purchase 200,000 shares of Company common stock at an exercise price of $1.50 per share. To date, approximately 75,000 shares have been purchased by this consultant for a total of approximately $120,000 in cash.

Issuances of Common Stock as Bonuses

Subsequent to December 31, 2011, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $1.54 per share, or $154,000, in the aggregate.

Partial Conversion of Convertible Promissory Notes

Subsequent to December 31, 2011, $36,000 of outstanding convertible promissory notes were converted into a total of 1,043,478 shares of Company common stock, a conversion rate of $.0345 per share.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after December 31, 2011, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 18, 2012, which is the date on which the financial statements were available to be issued.