Form 10-Q
period 2012-03-31
All Energy Corp
filed 2012-05-21
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 14, 2012, there were 21,266,413 shares of the issuer’s common stock outstanding.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of March 31, 2012 (unaudited), and December 31, 2011	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012 (unaudited)	5
Notes to Consolidated Financial Statements	7
ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2012, and December 31, 2011
3/31/12 (unaudited)	12/31/11
ASSETS
Current assets
Cash and cash equivalents	$133,391	$2,978
Total current assets	133,391	2,978
Property and equipment - at cost
Oil and gas property	6,650	6,650
Equipment	3,333	3,333
Less accumulated depreciation	(3,170)	(2,990)
Total property and equipment - net	6,813	6,993
Total assets	$140,204	$9,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$63,504	$76,831
Accrued expenses - related party	148,805	70,734
Notes payable and convertible notes, net of unamortized discounts of $132,405	161,893	187,588
Note payable - third party	15,500	541,350
Total current liabilities	389,702	876,503
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 21,216,413 and 1,820,196 shares issued in 2012 and 2011, respectively; and 21,075,413 and 1,679,196 shares outstanding in 2012 and 2011, respectively	212,125	18,202
Additional paid-in capital	18,272,565	17,320,667
Treasury stock, at cost; 141,000 and 141,000 shares	(150,000)	(150,000)
Subscription receivable	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,960,244)	(11,581,457)
Total stockholders’ equity (deficit)	(249,498)	(866,532)
Total liabilities and stockholders’ equity	$140,204	$9,971
The accompanying notes are an integral part of these statements.
ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012
Three Months Ended March 31,
2012 (unaudited)	2011 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
Revenues	$---	$---	$8,092
Operating Costs and Expenses
Consulting	143	4,214	7,772,046
Legal and professional	7,618	15,090	1,320,318
Impairment charge	---	---	333,540
Depreciation	180	216	9,096
General and administrative	303,043	83,570	2,560,481
Total operating expenses	310,984	103,090	11,995,481
Other income (expense)
Beneficial conversion exercise	---	(3,889)	(171,000)
Interest expense	(7,097)	(3,575)	(111,106)
Interest income	2	6	51,376
Rental income	---	---	66,250
Loss on sale of investment	---	---	(125,000)
Loss on sale of land	---	---	(1,278)
Forgiveness of debt	---	---	97,831
Convertible debt / warrant expense	(60,708)	---	(259,356)
Equity loss in subsidiary	---	---	(233,340)
Total other income (expense)	(67,803)	(7,458)	(685,623)
Net loss	$(378,787)	$(110,548)	$(12,673,012)
Income (loss) per share:
Basic	$(0.024)	$(0.085)
Diluted	$(0.009)	$(0.072)
Weighted average number of shares outstanding:
Basic	15,993,229	1,294,322
Diluted	41,031,627	1,527,729
The accompanying notes are an integral part of these statements.
ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012
Three Months Ended March 31,
2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(378,787)	$(110,548)	$(12,673,012)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	180	216	9,096
Forgiveness of debt	---	---	97,831
Equity loss on subsidiary	---	---	14,485
Non-cash beneficial conversion expense	---	3,889	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	193,900	500	1,438,545
Non-cash warrant expense	60,708	---	259,356
Loss on investment	---	---	125,000
Impairment charge	---	---	333,540
Decrease (increase) in prepaids	---	18,807	(87,820)
Increase in accounts payable	66,412	77,772	586,179
Net cash used for operating activities	57,587	(9,364)	(2,724,750)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Energy Belize LTD.	---	---	(125,000)
Investment in oil and gas property	---	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	---	---	(778,752)
The accompanying notes are an integral part of these statements.
ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012 (cont.)
Three Months Ended March 31,
2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	150,000	---	2,853,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	48,000	---	438,700
Proceeds from notes payable - related party	---	---	78,000
Payments on notes payable - related party	(10,000)	---	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	188,000	---	3,632,905

NET CHANGE IN CASH	130,413	(9,364)	129,403
Cash, beginning of period	2,978	31,243	3,988
Cash, end of period	$133,391	$21,879	$133,391

The accompanying notes are an integral part of these statements.
ALL ENERGY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of All Energy Corporation (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Going Concern

The Company has incurred losses totaling $12,673,012 through March 31, 2012, and had a working capital deficit of $256,311 at March 31, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 5. Oil and Gas Investments

The Company owns 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that is seeking to development an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company holds an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which has been paid by the Company as a deposit. The Company also holds an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

In January 2012, TBE reported that it had drilled its initial well near Independence Village, Belize, located adjacent to the Port of Big Creek in the Stann Creek District, and that oil in commercial quantities had been detected. The defined producing zone is between 1,235 and 1,290 feet. There is no assurance that this well will produce oil and/or gas in such quantities as would benefit the Company. A second, deeper well on the lease owned by TBE is planned for an as-yet determined date. There is no assurance that the second well will produce oil and/or gas. Due to these circumstances, the Company recognized a loss on these investments for the year ended December 31, 2011, in the amount of $125,000.

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

At December 31, 2011, $520,850 in accrued officer salary and interest is included in Note Payable - Related Parties. In January 2012, the entire amount was converted into a total of 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

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

During the three months ended March 31, 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock.

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

The Company recorded $171,060 in 2011 for the relative fair value of the warrants and $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of March 31, 2012, and December 31, 2011, $60,708 and $27,588, respectively, of amortization has been recorded related to the debt discount.

Note 8. Loans on Open Account

During the three months ended March 31, 2012, the Company obtained loans on open account in the total amount of $48,000. These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

Note 9. Capital Stock

Common Stock Issued under Debt Conversion Agreement

During the three months ended March 31, 2012, $520,850 in accrued officer salary and interest was converted into a total of 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement, a per share price of $.0345.

Common Stock Issued on Convertible Promissory Notes

During the three months ended March 31, 2012, a total of $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345.

Common Stock Issued for Note Extensions

During the three months ended March 31, 2012, a total of 196,000 shares were issued pursuant to four separate promissory note extension agreements.

Common Stock for Director Bonus

During the three months ended March 31, 2012, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $1.54 per share, or $154,000, in the aggregate.

Common Stock for Services

During the first three months of 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

Common Stock Options for Services; Subscription Receivable; Exercise of Stock Options

In February 2012, the Company entered into a consulting agreement with a third party. This consultant’s sole compensation was the issuance of stock options to purchase 200,000 shares of Company common stock at an exercise price of $1.50 per share. In advance of payment therefor, all 200,000 shares underlying such options were issued by the Company. As of March 31, 2012, a total of $150,000 had been received by the Company in payment of 103,333 of such shares. Thus, at March 31, 2012, the accompanying balance sheet includes a stock subscription receivable in the amount of $150,000, which relates to 100,000 of such shares.

Note 10. Subsequent Events

Consulting Agreement

In April 2012, the Company entered into a consulting agreement with its legal counsel. Pursuant to such agreement, the Company issued 50,000 shares with an aggregate value of $25,500, or $.51 per share. In addition, under such consulting agreement, the Company issued stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.00 per share, 50,000 shares of Company common stock at an exercise price of $1.25 per share and 50,000 shares of Company common stock at an exercise price of $1.50 per share.

Purchase of Oil and Gas Lease

In April 2012 (and amended in May 2012), the Company entered into a purchase and sale agreement relating to the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement, $50,000 in cash was paid in May 2012 and $150,000 in cash is payable at the closing, which is estimated to occur in June 2012. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well.

Issuance of Promissory Notes

In May 2012, the Company issued two promissory notes both with $100,000 face amounts in consideration of two loans of the same amount. Each such promissory note is due in June 2012 with $1,000 in interest due on each at their respective due dates.

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

Results of Operations - First Quarter 2012 vs. First Quarter 2011

            Revenues. During the First Quarter 2012 and the First Quarter 2011, we generated no revenues. During the First Quarter 2012, our monthly cash operating expenses, which include costs associated with the pursuit of oil and gas opportunities, averaged approximately $30,000. As we begin to acquire additional oil and gas properties, our operating expenses will increase, although we are unable to predict the amount of such increase.

            Expenses. Our cash outlays for operating expenses during the First Quarter 2012 were $57,587, up from $9,364 for the First Quarter 2011. Our non-cash operating expenses for the First Quarter 2012, which include $193,200 in stock issued for services and $61,408 in warrant expense, totaled $254,608; our non-cash operating expenses for the First Quarter 2011, which include stock issued for services, totaled $500.

Financial Condition

            At March 31, 2012, we had $133,391 in cash and a working capital deficit of $256,311. At December 31, 2011, our cash position was $2,978 and our working capital deficit was $873,525. Currently, we possess approximately $150,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately six months.

            As part of the Transaction, we obtained loans in the total amount of $220,700 for use in our current operations, including its efforts to locate and acquire a business opportunity in the oil and gas industry. In connection with these loans, we issued convertible promissory notes with an aggregate principal amount of $220,700. These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of common stock at a conversion rate of $0.0345 per share. During the First Quarter 2012, a total of approximately $131,070 of such convertible promissory notes had been converted into a total of approximately 3,799,116 shares of our common stock.

            Prior to the Transaction, we owed our officer, Dean E. Sukowatey, a total of $535,650 in accrued and unpaid salary. In connection with the Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary. Pursuant to the debt conversion agreement, this officer agreed to convert, and did so convert during the First Quarter 2012, the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, a total of 15,497,101 shares.

Management’s Plans Relating to Future Liquidity

            In August 2011, as part of the Transaction, we obtained loans from third parties in the total amount of $220,700 for use in our current operations, including efforts to locate and acquire business opportunities in the oil and natural gas industry.

            We will require significant additional capital with which to acquire interests in oil and natural gas properties. While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. In addition, we will require additional funds, in order to sustain our operations through the remainder of 2012. We believe it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. We do not have a current commitment for an equity investment or a loan in any amount.

            In connection with the Transaction, we issued Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.375 per share. We expect that these warrants will provide a source of funds to our company during the twelve months ending April 30, 2012. However, there is no assurance that any of these warrants will be exercised.

            During the remainder of 2012, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of one or more business opportunities in the oil and natural gas industry. The needed funding will be sought from third parties.

Capital Expenditures

            During the First Quarter 2012 and the First Quarter 2011, we made no capital expenditures. Subsequent to March 31, 2012, we entered into a purchase and sale agreement relating to the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement, $50,000 in cash was paid in May 2012 and $150,000 in cash is payable at the closing, which is estimated to occur in June 2012. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well. We cannot predict the amount of any future capital expenditures, if any.

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

            There was no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            1. (a) Securities Sold. In January 2012, 15,097,101 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Dean E. Sukowatey; (c) Consideration. Such shares of common stock were issued on conversion of debt pursuant to a debt conversion agreement in the amount of $520,850; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor capable of evaluating an investment in our company.

            2. (a) Securities Sold. In February 2012, 2,755,638 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Acadia Life Limited (1,157,368 shares), Lazy Bear, LLC (360,529 shares), Lee Bear I, LLC (548,005 shares), Joseph R. Lee (173,054 shares) and Equity Highrise, Inc. (516,682) shares; (c) Consideration. Such shares of common stock were issued upon partial conversion of convertible promissory notes in the aggregate amount of $95,070; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

            3. (a) Securities Sold. In February 2012, 200,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Dean E. Sukowatey (50,000 shares), Galen Knaack (50,000 shares), Brad Knaack (50,000 shares) and Russell Duncan (50,000 shares); (c) Consideration. Such shares of common stock were issued pursuant to note extension agreements and were valued at $1.54 per share; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were accredited investors capable of evaluating an investment in our company.

            All other unregistered sales of equity securities since the beginning of 2012 have been reported previously.

Item 3. Defaults upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted to our shareholders, during the three months ended March 31, 2012.

Item 5. Other Information.

Acquisition of Oil and Gas Lease

            On April 18, 2012, we entered into a purchase and sale agreement relating to our purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The term of this lease will extend for so long as oil and/or gas is produced therefrom. This lease is burdened with a 12.5% landowner’s royalty and a 12.5% overriding royalty. Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement and $200,000 in cash is payable within 30 days.

            In addition to the lease, under the purchase and sale agreement, we are to acquire a Consent to Inject Salt Water, with respect to a nearby salt water disposal well.

            The $50,000 paid upon the execution of the purchase and sale agreement came from funds on hand. Funds necessary to pay the remaining $200,000 owed is expected to be obtained by us from third-parties in the form of debt or equity, or a combination thereof. There is no assurance that we will be successful in obtaining the amount required to complete the purchase and sale transaction. A failure to obtain such funding would result in the loss of this purchase opportunity and a loss of the $50,000 already paid.

Item 6. Exhibits.
Exhibit No.	Description
10.1 *	Purchase and Sale Agreement between All Energy Corporation and Gerald R. Holden.
31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 21, 2012.	ALL ENERGY CORPORATION

By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer