Form 10-Q
period 2012-06-30
All Energy Corp
filed 2012-08-29
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

	DELAWARE	62-1581902
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6165 N.W. 86th Street, Johnston, Iowa 50131
(Address of principal executive offices, including zip code)
(515) 331-6509
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 15, 2012, there were 21,532,523 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of June 30, 2012 (unaudited), and December 31, 2011 (audited)	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012 (unaudited)	5
Notes to Consolidated Financial Statements	6

	ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS June 30, 2012, and December 31, 2011
	6/30/12 (unaudited)	12/31/11
ASSETS
Current assets
Cash and cash equivalents	$150,666	$2,978
Total current assets	150,666	2,978
Property and equipment - at cost
Oil and gas property	6,650	6,650
Equipment	3,333	3,333
Less accumulated depreciation	(3,258)	(2,990)
Total property and equipment - net	6,725	6,993
Other assets
Deposit	100,000	---
Total assets	$257,391	$9,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$70,592	$76,831
Accrued expenses - related party	158,969	70,734
Notes payable and convertible notes, net of unamortized discounts of $132,405	393,980	187,588
Note payable - third party	10,500	541,350
Total current liabilities	634,041	876,503
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 21,312,413 and 1,820,196 shares issued in 2012 and 2011, respectively; and 21,171,413 and 1,679,196 shares outstanding in 2012 and 2011, respectively	213,124	18,202
Additional paid-in capital	18,301,069	17,320,667
Treasury stock, at cost; 141,000 and 141,000 shares	(150,000)	(150,000)
Subscription receivable	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,116,899)	(11,581,457)
Total stockholders’ equity (deficit)	(376,650)	(866,532)
Total liabilities and stockholders’ equity	$257,391	$9,971
The accompanying notes are an integral part of these statements.

	ALL ENERGY CORPORATION (a development stage company)
	CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012
	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	Period from Commence-ment of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
Revenues	$---	$---	$---	$---	$8,092
Operating Costs and Expenses
Consulting	3,504	757	3,647	4,971	7,775,550
Legal and professional	29,738	---	37,356	15,090	1,350,056
Impairment charge	---	---	---	---	333,540
Depreciation and amortization	88	183	268	399	9,184
General and administrative	87,925	78,353	390,968	161,925	2,648,406
Total operating expenses	121,255	79,293	432,239	182,385	12,116,736
Other income (expense)
Beneficial conversion expense	---	---	---	(3,889)	(171,000)
Interest expense	(7,830)	(8,151)	(14,927)	(7,838)	(118,936)
Interest income	17	2	19	8	51,393
Rental income	---	---	---	---	66,250
Loss on sale of land	---	---	---	---	(1,278)
Loss on sale of investment	---	---	---	---	(125,000)
Equity loss in subsidiary	---	---	---	---	(233,340)
Convertible debt/warrant expense	(27,587)	---	(88,295)	---	(286,943)
Debt forgiveness income	---	---	---	---	97,831
Total other income (expense)	(35,400)	(8,149)	(103,203)	(11,719)	(721,023)
Net loss	$(156,655)	$(87,442)	$(535,442)	$(194,104)	$(12,829,667)
Income (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic	21,309,468	1,354,655	18,651,347	1,527,729
Diluted	41,078,154	1,527,729	58,322,363	1,805,784
The accompanying notes are an integral part of these statements.

	ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012
	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,442)	$(194,104)	$(12,829,667)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	---	97,831
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	268	399	9,184
Non-cash beneficial conversion expense	---	3,889	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	222,904	500	1,467,549
Non-cash warrant expense	88,295	---	286,943
Loss on investments	---	---	125,000
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	---	18,807	(87,820)
Increase in accounts payable	83,663	121,740	603,430
Net cash used for operating activities	(140,312)	(48,769)	(2,807,475)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Deposit made on oil and gas property	(100,000)	---	(100,000)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	---	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(100,000)	---	(878,752)

 The accompanying notes are an integral part of these statements.

	ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012
	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	150,000	---	2,853,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from (payments on) notes payable - related party	---	25,000	78,000
Proceeds from notes payable - third party	(248,000)	5,000	638,700
Payment on notes payable - related party	(10,000)	---	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	388,000	30,000	3,832,905

NET CHANGE IN CASH	147,688	(18,769)	146,678
Cash, beginning of period	2,978	31,243	3,988
Cash, end of period	$150,666	$12,474	$150,666
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2012 (unaudited)

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

Note 2. Going Concern

The Company has incurred losses totaling $12,829,667 through June 30, 2012, and had a working capital deficit of $483,374 at June 30, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Management’s Plans for Liquidity

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry. During 2012, the company has obtained a total of $248,000 in loans for use in its operations and acquiring oil and gas properties

The Company will require significant additional capital with which to acquire interests in oil and natural gas properties. While the Company’s management believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete any such proposed acquisition, there is no assurance that such will be the case. In addition, the Company will require additional funds, in order to sustain its operations through the remainder of 2012. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

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

Note 5. Oil and Gas Investments

Taylor County, Texas. In April 2012 (and amended in May 2012), the Company entered into a purchase and sale agreement relating to the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement, $50,000 in cash was paid in May 2012 and $150,000 in cash is payable at the closing. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well. The closing under this agreement occurred in July 2012. As of June 30, 2012, $100,000 has been paid and recorded as a deposit.

Belize. The Company owns 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that is seeking to development an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company holds an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which has been paid by the Company as a deposit. The Company also holds an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

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

Louisiana. Also, the Company has entered into a participation agreement with respect to an oil and gas property located in Louisiana, pursuant to which the Company holds a 5% interest in such property and has made payments totaling $6,650.

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

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 1,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock.

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. These notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share.

During the six months ended June 30, 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock.

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

In May 2012, the company issued two promissary notes both with $100,000 face amounts in consideration of two loans of the same amount. Each such promissory note is due in October 2012, as extended with $1,000 in interest due on each at their respective due dates.

Note 8. Loans on Open Account

During the six months ended June 30, 2012, the Company obtained loans on open account in the total amount of $48,000. These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

Note 9. Capital Stock

Common Stock Issued under Debt Conversion Agreement

During the six months ended June 30, 2012, $520,850 in accrued officer salary and interest was converted into a total of 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement, a per share price of $.0345.

Common Stock Issued on Convertible Promissory Notes

During the six months ended June 30, 2012, a total of $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345.

Common Stock Issued for Note Extensions

During the six months ended June 30, 2012, a total of 196,000 shares were issued pursuant to four separate promissory note extension agreements.

Common Stock Issued for Director Bonus

During the six months ended June 30, 2012, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $1.54 per share, or $154,000, in the aggregate. During the first six months of 2011, the Company did not issue any shares as a bonus.

Common Stock Issued for Services

During the six months ended June 30, 2012, the Company issued 50,000 shares with an aggregate value of $25,500, or $.51 per share, in payment of legal services.

During the first six months of 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

Common Stock Options Issued for Services; Subscription Receivable; Exercise of Stock Options

In February 2012, the Company entered into a consulting agreement with a third party. This consultant’s sole compensation was the issuance of stock options to purchase 200,000 shares of Company common stock at an exercise price of $1.50 per share. In advance of payment therefor, all 200,000 shares underlying such options were issued by the Company. As of June 30, 2012, a total of $150,000 had been received by the Company in payment of 100,000 of such shares. Thus, at June 30, 2012, the accompanying balance sheet includes a stock subscription receivable in the amount of $150,000, which relates to 100,000 of such shares.

In addition, during May 2012, the Company entered into three separate consulting agreements with consultants, under which the Company issued stock options to purchase 400,000 shares of Company common stock at an exercise price of $1.30 per share and 250,000 shares of Company common stock at an exercise price of $1.00 per share (subsequent to June 30, 2012, the exercise price with respect to such 250,000 shares was revised by agreement to $.10 per share). As of June 30, 2012, none of such stock options had been exercised.

Note 10. Purchase of Oil and Gas Lease

In April 2012 (and amended in May 2012), the Company entered into a purchase and sale agreement relating to the purchase of an oil and gas lease located in Taylor County, Texas. The lease contains approximately 40 acres with a producing oil well, a second well that requires rework and an drill site for a third well. Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement, $50,000 in cash was paid in May 2012 and $150,000 in cash is payable at the closing. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well. The closing under this agreement occurred in July 2012.

Note 11. Subsequent Events

Issuance of Promissory Notes

In July 2012, the Company issued three convertible secured promissory notes with $20,000, $25,000 and $25,000 face amounts, respectively, in consideration of three loans of such amounts. Each such convertible promissory note is due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of this convertible preferred promissory notes is secured by a deed of trust with respect to the oil and gas lease located in Taylor County, Texas, and owned by AllEnergy - Bell, LLC.

Extension of Promissory Notes

In July 2012, the Company entered into extension agreements with respect to two promissory notes both with $100,000 face amounts and $1,000 in accrued interest, which promissory notes were due and payable on June 30, 2012, and are now due and payable on October 1, 2012. The Company issued 25,000 shares of its common stock to each promissory note holder in consideration of such extensions. Also in connection with the extensions of such promissory notes, the Company obtained an additional $20,000 in loans from such promissory note holders, which amount is also due on October 1, 2012. Further, the aggregate amount of $222,000 owed to such parties is now secured by a deed of trust with respect to the oil and gas lease located in Taylor County, Texas, and owned by AllEnergy - Bell, LLC.

Exercise of Stock Options

In July 2012, stock options were exercised to purchase 80,000 shares of Company common stock at an aggregate exercise price of $8,000.

Purchase of Oil and Gas Lease

As described in Note 10; the company completed the purchase 7 an oil and gas lease in July 2012.

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

Results of Operations - First Six Months 2012 vs. First Six Months 2011

Revenues. During the First Six Months 2012 and the First Six Months 2011, we generated no revenues. During the First Six Months 2012, our monthly cash operating expenses, which include costs associated with the pursuit of oil and gas opportunities, averaged approximately $10,000. As we continue to acquire additional oil and gas properties, our operating expenses will increase, although we are unable to predict the amount of such increase.

Expenses. Our cash outlays for operating expenses during the First Six Months 2012 were $140,312 up from $48,769 for the First Six Months 2011. Our non-cash operating expenses for the First Six Months 2012, which include $222,904 in stock issued for services and $88,295 in warrant expense, totaled $311,199; our non-cash operating expenses for the First Six Months 2011, which include stock issued for services, totaled $500.

Financial Condition

At June 30, 2012, we had $150,666 in cash and a working capital deficit of $483,375. At December 31, 2011, our cash position was $2,978 and our working capital deficit was $873,525. Currently, we possess approximately $50,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately six months.

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

In connection with the Transaction, we issued Series A Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of common stock at an exercise price of $0.375 per share. We expect that these warrants will provide a source of funds to our company during the twelve months ending April 30, 2013. However, there is no assurance that any of these warrants will be exercised.

During the remainder of 2012, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of one or more business opportunities in the oil and natural gas industry. The needed funding will be sought from third parties.

Capital Expenditures

During the First Six Months 2012 and the First Six Months 2011, we made no capital expenditures. Subsequent to June 30, 2012, we completed the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The purchase price for the subject lease was $250,000. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well. We cannot predict the amount of any future capital expenditures, if any.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we issued unregistered securities, as follows:

1. (a) Securities Sold. In June 2012, 50,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Galen Knaack; (c) Consideration. Such shares of common stock were issued upon partial conversion of a convertible promissory note in the aggregate amount of $500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to June 30 2012, we have issued unregistered securities, as follows:

2. (a) Securities Sold. In July 2012, a total of 50,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Joe R. Lee (25,000 shares) and Sun Bear, LLC (25,000 shares); (c) Consideration. Such shares of common stock were issued in consideration of promissory note extensions; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

3. (a) Securities Sold. In July 2012, a total of $70,000 principal amount promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Fred MacMillan ($20,000 principal amount), Galen Knaack ($25,000 principal amount) and Brad Knaack ($25,000 principal amount); (c) Consideration. Such promissory notes were for $70,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our shareholders during the three months ended June 30, 2012.

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

Date: August 29, 2012.

ALL ENERGY CORPORATION

By:

Dean E. Sukowatey

President and Acting

Chief Financial Officer