Form 10-Q/A
period 2011-09-30
All Energy Corp
filed 2014-06-16
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q/A Amendment #1
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation (f/k/a ALL Fuels & Energy Company)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as originally filed with the Securities and Exchange Commission on November 21, 2011 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Information”; (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (iii) Item 4T of Part I, “Controls and Procedures”; and (iv) Item 6 of Part II, “Exhibits”.

We have also updated the signature page, the certifications of our Chief Executive Officer and Acting Chief Financial Officer in Exhibits 31.1 and 32.1, as well as our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

No other sections of the Original Form 10-Q were affected, but, for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way, other than as required to reflect the restatement described below.

This amendment to the Quarterly Report on Form 10-Q of All Energy Corporation for the quarter ended September 30, 2011, filed on November 21, 2011, is being filed for the purpose of correcting the accounting related to the Convertible Promissory Notes and Series A and Series B Warrants that are discussed in Note 10 of the accompanying financial statements.  In the Original Form 10-Q, we recorded $171,060 of convertible debt/warrant expense in the consolidated statement of operations, $391,760 of additional paid in capital and a discount against the convertible promissory note of $220,700. This amendment corrects the accounting to record $220,700 of additional paid in capital, with a debt discount being recorded for $220,700 which is comprised of $201,832 for the relative fair value of the warrants to the proceeds received and $18,868 related to the beneficial conversion feature of the convertible promissory notes.  The effect of this change is as follows. There is an increase in notes payable – third parties of $13,794 related to the increase of the amortization of the debt discount.  There is a decrease in additional paid in capital of $171,060 related to the calculation of the fair value of the warrants.  There is a decrease in the net loss from $526,106 as previously reported to $368,840 which is made up of the removal of the $171,060 of convertible debt/warrant expense and an increase in the amortization of the debt discount of $13,794.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of September 30, 2011 (unaudited), and December 31, 2010 (audited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011 (unaudited)	5
Notes to Consolidated Financial Statements	7

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2011, and December 31, 2010

	9/30/11 (unaudited)	12/31/10
ASSETS
Current assets
Cash and cash equivalents	$25,740	$31,243
Prepaid expenses	---	18,807
Total current assets	25,740	50,050
Property and equipment - at cost
Oil and gas properties	6,650	---
Equipment	3,333	3,333
Less accumulated depreciation	(2,806)	(2,223)
Total property and equipment - net	7,177	1,110
Other assets
Investment in Treaty Belize Energy, Ltd.	100,000	---
Total other assets	100,000	---
Total assets	$132,917	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,018	$74,469
Accrued expenses - related party	577,055	388,990
Notes payable - related party	53,000	88,611
Notes payable - third parties
Principal amount	350,700	71,000
Less amortized discount	(206,905)	---
Total notes payable - third parties less unamortized discount	143,795	71,000
Total current liabilities	827,868	623,070
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 91,009,800 and 64,682,747 shares issued in 2011 and 2010, respectively, and 83,959,800 and 57,632,747 shares outstanding in 2011 and 2010, respectively	910,098	646,829
Additional paid-in capital	16,257,710	16,275,180
Treasury stock, at cost; 7,050,000 and 7,050,000 shares	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,238,815)	(10,869,975)
Total stockholders’ equity (deficit)	(694,951)	(571,910)
Total liabilities and stockholders’ equity	$132,917	$51,160
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011

	Three Months Ended 9/30				Nine Months Ended 9/30
	2011 (unaudited)		2010 (unaudited)		2011 (unaudited)		2010 (unaudited)		Period from Commence- ment of Development Stage (June 7, 2004) to 9/30/11 (unaudited)
Revenues	$	---	$	---	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		4,851		17,249		9,823		30,811	7,766,704
Legal and professional		15,122		10,423		30,212		56,015	1,304,723
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		184		238		583		747	8,732
General and administrative		75,429		76,729		237,355		242,930	2,193,090
Total operating expenses		95,586		104,639		277,973		330,503	11,606,789
Other income (expense)
Beneficial conversion expense		---		---		(3,889)		(221,172)	(170,000)
Interest expense		(55,519)		(3,709)		(59,467)		(9,874)	(131,931)
Interest income		6		5		14		22	51,372
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss in investment		(25,000)		---		(25,000)		---	(25,000)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		(13,794)		---		(13,794)		---	(13,794)
Debt forgiveness income		11,269		94,566		11,269		94,566	105,834
Total other income (expense)		(83,038)		90,862		(90,867)		(136,458)	(352,887)
Net loss		$(178,624)		$(13,777)		$(368,840)		$(466,961)	$(11,951,584)
Income (loss) per share:
Basic		$(0.00)		$(0.00)		$(0.00)		$(0.01)
Diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average number of shares outstanding:
Basic		52,674,386		52,674,386		76,386,438		52,286,607
Diluted		67,718,828		67,718,828		90,289,216		70,842,544

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2011

	Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(368,840)	$(466,961)	$(11,951,584)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	11,269	94,566	105,834
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	583	747	8,732
Non-cash beneficial conversion feature	3,889	221,172	171,000
Debt amortization discount	13,794	---	13,794
Options issued for compensation	---	---	6,999,585
Loss on investments	25,000	---	25,000
Stock issued for services and compensation	1,300	42,000	1,244,645
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	18,807	(11,370)	(87,820)
Increase in accounts payable	170,145	14,382	466,923
Net cash used for operating activities	(124,053)	(105,464)	(2,654,401)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	(125,000)	---	(125,000)
Investment in oil and gas property	(6,650)	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(131,650)	---	(778,752)

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of All Energy Corporation (f/k/a ALL Fuels & Energy Company) (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

Note 2.  Going Concern

The Company has incurred losses totaling $11,951,584 through September 30, 2011, and had a working capital deficit of $802,128 at September 30, 2011.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Accordingly, we calculated the fair value of the warrants using the Black-Scholes option pricing model.  The calculation of the fair value of these warrants resulted in the net cash proceeds of the debt being less than the fair value of the warrants.   As a result, the warrants were then recorded in the amount of $220,700 to additional paid in capital, a debt discount was recorded of $220,700.  The debt discount will be recognized over the life of the loan.

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

Financial Condition

At September 30, 2011, we had $25,740 in cash and a working capital deficit of $802,128.  At December 31, 2010, our cash position was $31,243 and our working capital deficit was $573,020. Following the Transaction, our current cash position is adequate to sustain our current level of operations for approximately three months.  In addition, we will be required to obtain additional capital to capitalize on an available oil and gas business opportunity.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Our Chief Executive Officer/Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 has concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q/A, our disclosure controls and procedures were not effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer/Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith.
**	furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: June 16, 2014.

ALL ENERGY CORPORATION By: /s/ DEAN E. SUKOWATEY Dean E. Sukowatey President and Acting Chief Financial Officer