Form 10-K/A
period 2011-12-31
All Energy Corp
filed 2014-06-16
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K/A Amendment #1
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
Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following items of our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on April 18, 2012 (the “Original Form 10-K”): (i) Item 7 or Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (ii) Item 8 of Part I, “Financial Statements and Supplementary Data”; (iii) Item 9A of Part I, “Evaluation of Disclosure Controls and Procedures”; and (iv) Item 15 of Part I, “Exhibits, Financial Statement Schedules”.

We have also updated the signature page, the certifications of our Chief Executive Officer and Acting Chief Financial Officer in Exhibits 31.1 and 32.1, as well as our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

No other sections of the Original Form 10-K were affected, but, for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, the Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way, other than as required to reflect the restatement described below.

This amendment to the Annual Report on Form 10-K of All Energy Corporation for the year ended December 31, 2011, filed on April 18, 2012, is being filed for the purpose of correcting the accounting related to the Convertible Promissory Notes and Series A and Series B Warrants that are discussed in Note 14 of the accompanying financial statements.  In the Original Form 10-K, we recorded $171,060 of convertible debt/warrant expense in the consolidated statement of operations, $391,760 of additional paid in capital and a discount against the convertible promissory note of $220,700.  This amendment corrects the accounting to record $220,700 of additional paid in capital, with a debt discount being recorded for $220,700 which is comprised of $201,832 for the relative fair value of the warrants to the proceeds received and $18,868 related to the beneficial conversion feature of the convertible promissory notes.  The effect of this change is as follows.  There is an increase in notes payable – third parties of $13,794 related to the increase of the amortization of the debt discount.  There is a decrease in additional paid in capital of $171,060 related to the calculation of the fair value of the warrants.  There is a decrease in the net loss from $711,481 as previously reported to $554,215 which is made up of the removal of the $171,060 of convertible debt/warrant expense and an increase in the amortization of the debt discount of $13,794.  This results also in a increase in primary and fully diluted earnings per share from $(.50) to $(.39).

For more information regarding the restatements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 (“Correction of an Errors”) in notes to the Consolidated Financial Statements Year Ended December 31, 2011.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As discussed in the “Explanatory Note” and Note 21 (“Correction of Errors”) to Notes to Consolidated Financial Statements Year Ended December 31, 2011, included in this Annual Report on Form 10-K/A, we are amending and restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2011.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

For 2011 and 2010, we incurred a net loss of $554,215 and $457,300, respectively.  For 2011, our monthly cash operating expenses, which include costs associated with the pursuit of business opportunities, averaged approximately $12,000.  Should we be successful in commencing additional business opportunities, our operating expenses will increase, although we are unable to predict the amount of such increase.

Revenues.  During 2011 and 2010, we generated no revenues.  Unless and until we are successful in our new business of seeking the exploration, development, acquisition and production of crude oil and natural gas, we do not expect that our operations will generate revenues.  We cannot predict whether we will be successful in these efforts.

Expenses.  Our operating expenses during the years ended December 31, 2011 and 2010, were $355,681 and $431,254, respectively.  Our non-cash operating expenses, which include stock issued for services, beneficial conversion expense and debt discount expense, totalled $46,571 and $174,111 for those years, respectively.

Financial Condition

At December 31, 2011, we had $2,978 in cash and a working capital deficit of $887,318.  These positions represent a deterioration from December 31, 2010, levels, when we had $31,243 in cash and a working capital deficit of $573,020.   Currently, we possess approximately $125,000 in cash.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of December 31, 2011, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, our principal officer identified material weaknesses in our internal control over financial reporting.  A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2011	240,000	(1)	---	---	---	---	---	---	240,000	(1)
President and Acting Chief Financial Officer	2010	240,000	(2)	---	---	---	---	---	---	240,000	(2)
	2009	240,000	(3)	---	---	---	---	---	---	240,000	(3)
James R. Broghammer	2011	---		---	---	---	---	---	---	---
Chief Operating Officer	2010	---		---	---	---	---	---	---	---
	2009	---		---	---	---	---	---	---	---
(1)	$40,000 of this amount was accrued. The balance of such amount was, during 2011, subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.
(2)	$240,000 of Mr. Sukowatey’s salary was accrued and unpaid. During 2011, such amount was subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.
(3)	$120,000 of Mr. Sukowatey’s salary was accrued and unpaid. During 2011, such amount was subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex- ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2011, 2010 and 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
Dean E. Sukowatey	---	---		---	---	---	---	---
James R. Broghammer	---	---		---	---	---	---	---
Brad Knaack	---	2,000	(1)	---	---	---	---	2,000	(1)

(1) This amount relates to a stock award made in 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on June 16, 2014, on its behalf by the undersigned, thereunto duly authorized.

ALL ENERGY CORPORATION By: /s/ DEAN SUKOWATEY Dean E. Sukowatey President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed on June 16, 2014, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey President (principal executive officer), Secretary, Acting Chief Financial Officer (principal financial officer) and Director

Ed Cable Director

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

As discussed in Note 21 to the financial statements, the 2011 financial statements have been restated to correct misstatements.

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.
Plano, Texas
April 18, 2012, except for Note 21, as to which the date is May 27, 2014.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,978	$31,243
Prepaid expenses	---	18,807
Total current assets	2,978	50,050
Property and equipment - at cost
Oil and gas properties, unproved	6,650	---
Equipment	3,333	3,333
Less accumulated depreciation	(2,990)	(2,223)
Total property and equipment - net	6,993	1,110
Total assets	$9,971	$51,160
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$76,831	$80,938
Accrued expenses - related party	70,734	382,521
Note payable and convertible notes, net of unamortized discounts of $179,317	201,381	88,611
Note payable - related party	541,350	71,000
Total current liabilities	890,296	623,070
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 1,820,196 and 1,293,655 shares issued in 2011 and 2010, respectively, and 1,679,196 and 1,152,655 shares outstanding in 2011 and 2010, respectively	18,202	12,936
Additional paid-in capital	17,149,607	16,909,073
Treasury stock, at cost; 141,000 and 141,000 shares in 2011 and 2010, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,424,190)	(10,869,975)
Total stockholders’ equity (deficit)	(880,325)	(571,910)
Total liabilities and stockholders’ equity (deficit)	$9,971	$51,160
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

	2011		2010		Period from Commence- ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
Revenues	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		15,022		40,546	7,771,903
Legal and professional		38,189		71,698	1,312,700
Depreciation and amortization		767		985	8,916
Impairment charge		---		---	333,540
General and administrative		301,703		318,025	2,257,438
Total operating expenses		355,681		431,254	11,684,497
Other income (expense)
Beneficial conversion expense		(3,889)		(107,111)	(171,000)
Interest expense		(31,545)		(13,529)	(104,009)
Interest income		16		29	51,374
Rental income		---		---	66,250
Loss on sale of investment		(125,000)		---	(125,000)
Equity loss in subsidiary		---		---	(233,340)
Loss on sale of land		---		---	(1,278)
Debt discount amortization		(41,382)		---	(41,382)
Forgiveness of debt		3,266		94,565	97,831
Total other income (expense)		(198,534)		(26,046)	(460,554)
Net loss		$(554,215)		$(457,300)	$(12,136,959)
Income (loss) per share:
Basic and diluted		$(0.50)		$(0.32)
Weighted average number of shares outstanding:
Basic and diluted		1,416,851		1,416,851
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2011, 2010 and 2009, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable		Treasury Stock		Accumulated Deficit	Deficit Accumulated during Development Stage		Stockholder’s (Deficit) Equity
Balance, June 7, 2004	35,179	$352	$6,403,188	$	---	$	---	$(6,423,944)	$	---	$(20,404)

Stock issued for services at $17.00 per share	15,000	150	254,850		---		---	---		---	255,000

Stock issued for services at $8.35 per share	3,000	30	24,970		---		---	---		---	25,000

Stock issued at $7.00 per share	7,143	71	49,929		(50,000)		---	---		---	---

Contributions from stockholders	---	---	20,754		---		---	---		---	20,754

Net loss	---	---	---		---		---	---		(284,350)	(284,350)

Balance, December 31, 2004	60,322	603	6,753,691		(50,000)		---	(6,423,944)		(284,350)	(4,000)
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

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Issuance of warrants	---	---	220,900	---	---	---	---	220,700

Stock issued for services at $.50 per share	1,000	10	490	---	---	---	---	500

Stock issued for debt extension agreements at $.50 per share	4,000	40	760	---	---	---	---	800

Stock issued for debt at $.082 per share	121,538	1,216	8,784	---	---	---	---	10,000

Stock issued for debt conversion at $.0345 per share	400,000	4,000	9,800	---	---	---	---	13,800

Net loss	---	---	---	---	---	---	(554,215)	(554,215)

Balance, December 31, 2011	1,820,196	$18,202	$17,149,607	$(50,000)	$(150,000)	$(6,423,944)	$(11,424,190)	$(880,325)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011

	2011	2010	Period from Commence- ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(554,215)	$(457,300)	$(12,136,959)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposal of fixed assets	---	---	187
Forgiveness of debt	3,266	94,565	97,831
Equity loss on subsidiary	---	---	14,485
Depreciation and amortization	767	985	8,916
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	1,300	67,000	1,244,645
Impairment charge	---	---	333,540
(Increase) decrease in prepaids	18,807	(17,086)	(87,820)
Non-cash beneficial conversion expense	3,889	107,111	171,000
Debt discount amortization	41,382	---	41,382
Loss on investments	125,000	---	125,000
Increase in accounts payable	222,989	70,220	519,767
Net cash used for operating activities	(136,815)	(134,505)	(2,667,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	(125,000)	---	(125,000)
Investment in oil and gas property	(6,650)	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction in progress	---	---	(193,720)
Net cash used for investing activities	(131,650)	---	(778,752)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2011 (cont.)

		2011		2010	Period from Commence- ment of Development Stage (June 7, 2004) to 12/31/11 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash		---		50,000	2,703,623
Principal payments on related party advances		---		---	(3,988)
Proceeds from notes payable - related party		7,000		11,000	78,000
Proceeds from notes payable - third party		290,700		100,000	390,700
Payments on note payable - related party		(57,500)		---	(57,500)
Proceeds from long-term debt, net of deferred borrowing costs		---		---	483,120
Purchase of treasury stock		---		---	(150,000)
Contributions from shareholders		---		---	950
Net cash provided by financing activities		240,200		161,000	3,444,905

NET CHANGE IN CASH		(28,265)		26,495	(1,010)
Cash, beginning of period		31,243		4,748	3,988
Cash, end of period		$2,978		$31,243	$2,978

Supplemental information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

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

The Company incurred losses totaling $(12,136,959) through December 31, 2011, and, at December 31, 2011, had a working capital deficit of $887,318.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

The following is a schedule of the composition of the income tax benefit:

	2011		2010
Net operating loss carryforward		$4,046,188		$3,868,058
Valuation allowance for net deferred tax asset		(4,046,188)		(3,868,058)
Total income tax benefit (liability)	$	---	$	---
Net loss before taxes		$(554,215)		$(457,300)
Permanent difference related to beneficial conversion and warrant expense		45,271		107,111
Expected taxable net loss		(508,944)		(350,189)
U.S. statutory rate		35%		35%
Increase in deferred tax asset - net operating loss carryforward		(178,130)		(122,566)
Increase in deferred tax asset valuation account related to net operating loss carryforward		178,130		122,566
Total tax expense		$0		$0
Effective tax rate		0.0%		0.0%

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

On August 16, 2011, the Company issued Convertible Promissory Notes for $220,700. The notes mature on September 1, 2013, and shall accrue interest at 8% per annum on the unpaid principal balance. The notes are convertible at the option of the note holder into common stock of the Company at $0.00069 per share

Each party, simultaneously with their notes, was issued Series A Warrants and Series B Warrants.  Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share.   The warrants have a four year life.  The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 33.552%, interest rate 0.67%, expected term of 4 years and stock prices from $0.15.

The Company recorded $201,832 in 2011 for the relative fair value of the warrants and $18,868 related to the beneficial conversion feature for a total $220, 700 to additional paid in capital and a related debt discount was recorded which is to be amortized over the term of the two year notes.  As of December 31, 2011, $41,382 of amortization has been recorded related to the debt discount.

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

Note 21	Correction of an Error

The Company’s previously issued December 31, 2011, financial statements have been restated to correct the accounting related to the Convertible Promissory Notes and Series A and Series B Warrants that are discussed in Note 14 of the accompanying financial statements.  In the previously issued financial statements, the Company recorded $171,060 of convertible debt/warrant expense in the consolidated statement of operations, $391,760 of additional paid in capital and a discount against the convertible promissory note of $220,700.  This restatement corrects the accounting to record $220,700 of additional paid in capital, with a debt discount being recorded for $220,700 which is comprised of $201,832 for the relative fair value of the warrants to the proceeds received and $18,868 related to the beneficial conversion feature of the convertible promissory notes. The effect of this change is as follows.  There is an increase in notes payable – third parties of $13,794 related to the increase of the amortization of the debt discount.  There is a decrease in additional paid in capital of $171,060 related to the calculation of the fair value of the warrants. There is a decrease in the net loss from $711,481 as previously reported to $554,215 which is made up of the removal of the $171,060 of convertible debt/warrant expense and an increase in the amortization of the debt discount of $13,794.  This results also in an increase in primary and fully diluted earnings per share from $(.50) to $(.39).