Form 10-Q/A
period 2012-03-31
All Energy Corp
filed 2014-06-16
CIK 1103384

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as originally filed with the Securities and Exchange Commission on May 21, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Information”; (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (iii) Item 4T of Part I, “Controls and Procedures”; and (iv) Item 6 of Part II, “Exhibits”.

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

This amendment to the Quarterly Report on Form 10-Q of All Energy Corporation for the quarter ended March 31, 2012, filed on May 21, 2012, is being filed for the purpose of adjusting the amortization related to the debt discount along with the effects of the correction of the accounting related to the convertible promissory notes and Series A and Series B Warrants as reported in the Form 10-Q/A for September 30, 2011, and in Form 10-K/A for December 31, 2011, and as discussed in Note 7 of the accompanying financial statements.  In the Original Form 10-Q, the Company recorded $60,708 of convertible debt/warrant expense in the consolidated statement of operations, $391,760 of additional paid in capital and a discount against the convertible promissory note of $220,700. This amendment correctly shows $220,700 of additional paid in capital, with a debt discount of $220,700 which is comprised of $201,832 for the relative fair value of the warrants to the proceeds received and $18,868 related to the beneficial conversion feature of the convertible promissory notes.  The effect of this change is as follows.  There is a decrease in notes payable – third parties of $19,327 related to the change of the amortization of the debt discount.  There is a decrease in additional paid in capital of $171,060 related to the calculation of the fair value of the warrants.  There is a decrease in the net loss from $378,787 as previously reported to $345,667 which is made up of decrease in the amortization of the debt discount.  This results in no change to basic and fully diluted earnings per share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of March 31, 2012 (unaudited), and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012 (unaudited)	6

Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2012, and December 31, 2011

	3/31/12 (unaudited)	12/31/11
ASSETS
Current assets
Cash and cash equivalents	$133,391	$2,978
Total current assets	133,391	2,978
Property and equipment - at cost
Oil and gas property	6,650	6,650
Equipment	3,333	3,333
Less accumulated depreciation	(3,170)	(2,990)
Total property and equipment - net	6,813	6,993
Total assets	$140,204	$9,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$63,504	$76,831
Accrued expenses - related party	148,805	70,734
Notes payable and convertible notes, net of unamortized discounts of $151,729	142,566	201,381
Note payable - third party	15,500	541,350
Total current liabilities	370,375	890,296
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 21,216,413 and 1,820,196 shares issued in 2012 and 2011, respectively; and 21,075,413 and 1,679,196 shares outstanding in 2012 and 2011, respectively	212,125	18,202
Additional paid-in capital	18,101,505	17,149,607
Treasury stock, at cost; 141,000 and 141,000 shares	(150,000)	(150,000)
Subscription receivable	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,769,857)	(11,424,190)
Total stockholders’ equity (deficit)	(230,171)	(880,325)
Total liabilities and stockholders’ equity	$140,204	$9,971
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012

	Three Months Ended March 31,
	2012 (unaudited)		2011 (unaudited)		Period from Commence- ment of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
Revenues	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		143		4,214	7,772,046
Legal and professional		7,618		15,090	1,320,318
Impairment charge		---		---	333,540
Depreciation		180		216	9,096
General and administrative		303,043		83,570	2,560,481
Total operating expenses		310,984		103,090	11,995,481
Other income (expense)
Beneficial conversion exercise		---		(3,889)	(171,000)
Interest expense		(7,097)		(3,575)	(111,106)
Interest income		2		6	51,376
Rental income		---		---	66,250
Loss on sale of investment		---		---	(125,000)
Loss on sale of land		---		---	(1,278)
Forgiveness of debt		---		---	97,831
Debt discount amortization		(27,588)		---	(68,970)
Equity loss in subsidiary		---		---	(233,340)
Total other income (expense)		(34,683)		(7,458)	(495,237)
Net loss		$(345,667)		$(110,548)	$(12,482,626)
Income (loss) per share:
Basic		$(0.02)		$(0.085)
Diluted		$(0.01)		$(0.072)
Weighted average number of shares outstanding:
Basic		15,993,229		1,294,322
Diluted		41,031,627		1,527,729
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012

	Three Months Ended March 31,
	2012 (unaudited)	2011 (unaudited)	Period from Commence- ment of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,667)	$(110,548)	$(12,482,626)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	180	216	9,096
Forgiveness of debt	---	---	97,831
Equity loss on subsidiary	---	---	14,485
Non-cash beneficial conversion expense	---	3,889	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	193,900	500	1,438,545
Debt discount	27,588	---	68,970
Loss on investment	---	---	125,000
Impairment charge	---	---	333,540
Decrease (increase) in prepaids	---	18,807	(87,820)
Increase in accounts payable	66,412	77,772	586,179
Net cash used for operating activities	(57,587)	(9,364)	(2,724,750)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Energy Belize LTD.	---	---	(125,000)
Investment in oil and gas property	---	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	---	---	(778,752)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2012

	Three Months Ended March 31,
	2012 (unaudited)	2011 (unaudited)	Period from Commence- ment of Development Stage (June 7, 2004) to 3/31/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	150,000	---	2,853,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	48,000	---	438,700
Proceeds from notes payable - related party	---	---	78,000
Payments on notes payable - related party	(10,000)	---	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	188,000	---	3,632,905

NET CHANGE IN CASH	130,413	(9,364)	129,403
Cash, beginning of period	2,978	31,243	3,988
Cash, end of period	$133,391	$21,879	$133,391

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

Note 2.  Going Concern

The Company has incurred losses totaling $12,482,626 through March 31, 2012, and had a working capital deficit of $236,984 at March 31, 2012.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of March 31, 2012, and December 31, 2011, $27,588 and $41,382, respectively, of amortization has been recorded related to the debt discount.

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

Financial Condition

At March 31, 2012, we had $133,391 in cash and a working capital deficit of $236,984.  At December 31, 2011, our cash position was $2,978 and our working capital deficit was $873,525.  Currently, we possess approximately $150,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately six months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Our Chief Executive Officer/Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 has concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer/Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

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

Date: June 16, 2014	ALL ENERGY CORPORATION By: /s/ DEAN E. SUKOWATEY Dean E. Sukowatey, President and Acting Chief Financial Officer