Form 10-Q/A
period 2012-06-30
All Energy Corp
filed 2014-06-16
CIK 1103384

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 29, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Information”; (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (iii) Item 4T of Part I, “Controls and Procedures”; and (iv) Item 6 of Part II, “Exhibits”.

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

This amendment to the Quarterly Report on Form 10-Q of All Energy Corporation for the quarter ended June 30, 2012, filed on August 29, 2012, is being filed for the purpose of adjusting the amortization related to the debt discount along with  the effects of the correction of the accounting related to the convertible promissory notes and Series A and Series B Warrants as reported in the Form 10-Q/A for September 30, 2011, and in Form 10-K/A for December 31, 2011, and as discussed in Note 7 of the accompanying financial statements.  In the Original Form 10-Q, the Company recorded $88,295 of convertible debt/warrant expense in the consolidated statement of operations, $391,760 of additional paid in capital and a discount against the convertible promissory note of $220,700.  This amendment correctly shows the accounting to record $220,700 of additional paid in capital, with a debt discount of $220,700 which is comprised of $201,832 for the relative fair value of the warrants to the proceeds received and $18,868 related to the beneficial conversion feature of the convertible promissory notes.  The effect of this change is as follows.  There is a decrease in notes payable – third parties of $19,327 related to the change of the amortization of the debt discount.  There is a decrease in additional paid in capital of $171,060 related to the calculation of the fair value of the warrants.  There is a decrease in the net loss from $535,442 as previously reported to $502,322 which is made up of decrease in the amortization of the debt discount.  This results also in an increase in basic earnings per share from $(.00) to $(.02).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of June 30, 2012 (unaudited), and December 31, 2011 (audited)	4
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS June 30, 2012, and December 31, 2011

	6/30/12 (unaudited)	12/31/11
ASSETS
Current assets
Cash and cash equivalents	$150,666	$2,978
Total current assets	150,666	2,978
Property and equipment - at cost
Oil and gas property	6,650	6,650
Equipment	3,333	3,333
Less accumulated depreciation	(3,258)	(2,990)
Total property and equipment - net	6,725	6,993
Other assets
Deposit	100,000	---
Total assets	$257,391	$9,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$70,592	$76,831
Accrued expenses - related party	158,969	70,734
Notes payable and convertible notes, net of unamortized discounts of $124,141	374,653	201,381
Note payable - related party	10,500	541,350
Total current liabilities	614,714	890,296
Stockholders’ equity
Preferred stock, $.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 21,312,413 and 1,820,196 shares issued in 2012 and 2011, respectively; and 21,171,413 and 1,679,196 shares outstanding in 2012 and 2011, respectively	213,124	18,202
Additional paid-in capital	18,130,009	17,149,607
Treasury stock, at cost; 141,000 and 141,000 shares	(150,000)	(150,000)
Subscription receivable	(150,000)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,926,512)	(11,424,190)
Total stockholders’ equity (deficit)	(357,323)	(880,325)
Total liabilities and stockholders’ equity	$257,391	$9,971
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012

	Three Months Ended June 30,				Six Months Ended June 30,
	2012 (unaudited)		2011 (unaudited)		2012 (unaudited)		2011 (unaudited)		Period from Commence- ment of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
Revenues	$	---	$	---	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		3,504		757		3,647		4,971	7,775,550
Legal and professional		29,738		---		37,356		15,090	1,350,056
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		88		183		268		399	9,184
General and administrative		87,925		78,353		390,968		161,925	2,648,406
Total operating expenses		121,255		79,293		432,239		182,385	12,116,736
Other income (expense)
Beneficial conversion expense		---		---		---		(3,889)	(171,000)
Interest expense		(7,830)		(8,151)		(14,927)		(7,838)	(118,936)
Interest income		17		2		19		8	51,393
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		---		---		---	(125,000)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		(27,587)		---		(55,175)		---	(96,557)
Debt forgiveness income		---		---		---		---	97,831
Total other income (expense)		(35,400)		(8,149)		(70,083)		(11,719)	(530,637)
Net loss		$(156,655)		$(87,442)		$(502,322)		$(194,104)	$(12,639,281)
Income (loss) per share:
Basic		$(0.00)		$(0.00)		$(0.02)		$(0.01)
Diluted		$(0.00)		$(0.00)		$(0.01)		$(0.00)
Weighted average number of shares outstanding:
Basic		21,309,468		1,354,655		18,651,347		1,527,729
Diluted		41,078,154		1,527,729		58,322,363		1,805,784
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(502,322)	$(194,104)	$(12,639,281)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	---	97,831
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	268	399	9,184
Non-cash beneficial conversion expense	---	3,889	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	222,904	500	1,467,549
Debt discount amortization	55,175	---	96,557
Loss on investments	---	---	125,000
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	---	18,807	(87,820)
Increase in accounts payable	83,663	121,740	603,430
Net cash used for operating activities	(140,312)	(48,769)	(2,807,475)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Deposit made on oil and gas property	(100,000)	---	(100,000)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	---	---	(6,650)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(100,000)	---	(878,752)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2012

	Six Months Ended June 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	150,000	---	2,853,623
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - related party	---	25,000	78,000
Proceeds from notes payable - third party	248,000	5,000	638,700
Payment on notes payable - related party	(10,000)	---	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	388,000	30,000	3,832,905

NET CHANGE IN CASH	147,688	(18,769)	146,678
Cash, beginning of period	2,978	31,243	3,988
Cash, end of period	$150,666	$12,474	$150,666
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

Note 2.  Going Concern

The Company has incurred losses totaling $12,639,281 through June 30, 2012, and had a working capital deficit of $464,048 at June 30, 2012.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3.  Management’s Plans for Liquidity

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry.  During 2012, the Company has obtained a total of $248,000 in loans for use in its operations and in acquiring oil and gas properties.

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

During the remainder of 2012, the Company intends to commit its available capital, if any, to its pursuit of the acquisition of one or more additional business opportunities in the oil and natural gas industry. The needed funding will be sought from third parties.

Note 4.  Business of the Company

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.

In August 2011, the Company changed its business to the exploration, development, acquisition and production of crude oil and natural gas within the United States.

Note 5.  Oil and Gas Investments

Taylor County, Texas.  In April 2012 (and amended in May 2012), the Company entered into a purchase and sale agreement relating to the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well.  Under the purchase and sale agreement, the purchase price for the subject lease is $250,000: $50,000 in cash was paid upon execution of the purchase and sale agreement, $50,000 in cash was paid in May 2012 and $150,000 in cash is payable at the closing. In addition to the lease, under the purchase and sale agreement, the Company is to acquire a consent to inject salt water, with respect to a nearby salt water disposal well.  The closing under this agreement occurred in July 2012.  As of June 30, 2012, $100,000 of has been paid and recorded as a deposit.

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

The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of June 30, 2012, and December 31, 2011, $96,557 and $27,588, respectively, of amortization has been recorded related to the debt discount.

In May 2012, the Company issued two promissory notes both with $100,000 face amounts in consideration of two loans of the same amount.  Each such promissory note is due in October 2012, as extended, with $1,000 in interest due on each at their respective due dates.

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

During the six months ended June 30, 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

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

Purchase of Oil and Gas Lease

As described in Note 10, the Company completed the purchase of an oil and gas lease in July 2012.

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

Expenses.  Our cash outlays for operating expenses during the First Six Months 2012 were $140,312, up from $48,769 for the First Six Months 2011.  Our non-cash operating expenses for the First Six Months 2012, which include $222,904 in stock issued for services and $55,175 in debt discount amortization, totaled $278,079; our non-cash operating expenses for the First Six Months 2011, which include stock issued for services, totaled $500.

Financial Condition

At June 30, 2012, we had $150,666 in cash and a working capital deficit of $464,048.  At December 31, 2011, our cash position was $2,978 and our working capital deficit was $887,318.  Currently, we possess approximately $50,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately six months.

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