Form 10-Q
period 2012-09-30
All Energy Corp
filed 2014-07-08
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

Form 10-Q

(Mark one)
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)
DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ x ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]
As of June 9, 2014, there were 24,990,755 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of September 30, 2012 (unaudited), and December 31, 2011 (audited)	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2012 (unaudited)	5

Notes to Consolidated Financial Statements	7

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS September 30, 2012, and December 31, 2011

	9/30/12 (unaudited)	12/31/11
ASSETS
Current assets
Cash and cash equivalents	$17,710	$2,978
Total current assets	17,710	2,978
Property and equipment - at cost
Oil and gas property	206,650	6,650
Equipment	5,833	3,333
Less accumulated depreciation	3,408	2,990
Total property and equipment - net	209,075	6,993
Total assets	226,785	9,971
LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$89,251	$76,831
Accrued expenses - related party	192,441	70,734
Notes payable and convertible notes, net of unamortized discounts of $96,554	487,240	201,381
Note payable - related party	15,500	541,350
Total current liabilities	784,432	890,296
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 700,000,000 shares authorized, 21,642,400 and 1,820,196 shares issued in 2012 and 2011, respectively; and 21,506,000 and 1,679,196 shares outstanding in 2012 and 2011, respectively	216,424	18,202
Additional paid-in capital	18,182,927	17,149,607
Treasury stock, at cost; 141,000 and 141,000 shares	(150,000)	(150,000)
Subscription agreement	(143,100)	---
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,189,954)	(11,424,190)
Total stockholders’ equity (deficit)	(557,647)	(880,325)
Total liabilities and stockholders’ equity	$226,785	$9,971
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2012

	Three Months Ended September 30,				Nine Months Ended September 30,
		2012 (unaudited)		2011 (unaudited)		2012 (unaudited)		2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/12 (unaudited)

Revenues	$	---	$	---	$	---	$	---	$8,092
Operating costs and expenses
Consulting		11,818		4,851		15,465		9,823	7,787,368
Legal and professional		40,189		15,122		91,278		30,212	1,403,978
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		150		184		418		583	9,334
General and administrative		163,007		75,429		553,975		237,355	2,811,413
Total operating expenses		215,164		95,586		661,136		277,973	12,345,633
Other income (expense)
Beneficial conversion expense		---		---		---		(3,889)	(171,000)
Interest expense		(6,967)		(55,519)		(21,894)		(59,467)	(125,903)
Interest income		9		6		28		14	51,402
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		(25,000)		---		(25,000)	(125,000)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		(27,587)		(13,794)		(82,762)		(13,794)	(124,144)
Debt forgiveness income		---		11,269		---		11,269	97,831
Total other income (expense)		(34,545)		(83,038)		(104,628)		(190,867)	(565,182)
Net loss		$(249,709)		$(178,624)		$(765,764)		$(368,840)	$(12,902,723)
Income (loss) per share:
Basic		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average number of shares outstanding:
Basic		21,532,523		1,053,488		21,309,468		1,527,729
Diluted		41,078,154		1,354,376		41,078,154		1,805,784

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2012

	Nine Months Ended September 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(765,764)	$(368,840)	$(12,902,723)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	11,269	97,831
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	418	583	9,334
Non-cash beneficial conversion expense	---	3,889	171,000
Options issued for compensation	---	---	6,999,585
Stock issued for services and compensation	273,421	1,300	1,518,066
Debt discount amortization	82,762	13,794	124,144
Loss on investments	---	25,000	125,000
Impairment charge	---	---	333,540
Increase (decrease) in prepaids	---	18,807	(87,820)
Increase in accounts payable	135,795	170,145	655,562
Net cash used in operating activities	(273,368)	$(124,053)	$(2,940,531)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	---	(125,000)	(125,000)
Investment in oil and gas property and equipment	(202,500)	(6,650)	(209,150)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(202,500)	(131,650)	(981,252)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) For the Three Months Ended September 30, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2012

	Nine Months Ended September 30,
	2012 (unaudited)	2011 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	162,600	---	2,866,223
Principal payments on related party advances	---	(25,000)	(3,988)
Proceeds from (payments on) notes payable - related party	---	7,000	78,000
Proceeds from notes payable - third party	338,000	268,200	728,700
Payment on notes payable - related party	(10,000)	---	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by financing activities	490,600	(250,200)	3,935,505

NET CHANGE IN CASH	14,732	(5,503)	13,722
Cash, beginning of period	2,978	31,243	3,988
Cash, end of period	$17,710	$25,740	$17,710

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2012 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

FASB Accounting Standards Codification

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company's financial statements issued subsequent to June 30, 2009, and is the single source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in the preparation of financial statements in conformity with GAAP. Accordingly, the Company refers to the ASC as the sole source of authoritative literature.

Note 2. Going Concern

The Company has incurred losses totaling $12,902,723 through September 30, 2012, and had a working capital deficit of $766,722 at September 30, 2012. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Oil and Gas Properties

Through September 30, 2012, the Company had invested approximately $210,000 in its only oil and gas property, but had not yet derived revenues from this property.  However, during the final quarter of 2012, the Company began to derive revenues from this property.

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized and accounted for in cost centers.  In the Company’s case, for the foreseeable future, all of the Company’s oil and gas properties will be considered a single cost center.  For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

(1)
The present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus

(2)	The cost of properties not being amortized; plus

(3)	The lower of cost or estimated fair market value of unproven properties included in the costs being amortized; less

(4)	Income tax effects related to differences between the book and tax basis of the properties.

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling.

Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated proven reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration, development costs and estimated future expenditures for proved undeveloped properties, as well as estimated dismantlement and abandonment costs as calculated under the asset retirement obligation category, net of salvage value. The Company's oil and gas property is located within the continental United States.

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs. Gains or losses on sales of property and equipment, other than oil and gas properties, are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Note 4. Revenue Recognition

The Company follows the “sales” (takes or cash) method of accounting for oil and gas revenues. Under this method, the Company recognizes revenues on oil and gas production as it is taken and delivered to the purchasers. The volumes sold may be more or less than the volumes the Company is entitled to take based on our ownership in the property. These differences result in a condition known as a production imbalance. Our crude oil and natural gas imbalances are insignificant.

Note 5. Supplemental Reserve Information

The Company’s net proved oil and natural gas reserves as at September 30, 2012, have been estimated by a third-party petroleum engineer.

All estimates are in accordance generally accepted petroleum engineering and evaluation principles and definitions and with guidelines established by the SEC. All of the Company’s reserves are located in the United States of America and accounted for under one cost center.

The Company’s policies and practices regarding internal control over the estimating of reserves are structured to estimate objectively and accurately its oil and natural gas reserve quantities and present values in compliance with SEC regulations and accounting principles generally accepted in the United States of America. The Company does not yet maintain an internal staff of petroleum engineers and geosciences professionals. The data used in the Company’s reserve estimation process is based on historical results for production, oil and natural gas prices received, lease operating expenses and development costs incurred, ownership interest and other required data.  Historical oil and gas prices, lease operating expenses, and ownership interests are provided by and verified by the Company’s acting chief financial officer.

The consulting petroleum engineer responsible for the preparation of the Company’s reserve report has a Bachelor of Arts degree in Physics and a Bachelor of Science degree in petroleum engineering from two major universities and has experience in preparing economic evaluations and reserve estimates. He meets the requirements regarding qualifications, objectivity and confidentiality set forth in the Standards Pertaining to the Engineering and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following reserve estimates were based on existing economic and operating conditions. Oil prices were calculated using a 12-month average price. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Proved Oil and Gas Reserves at September 30, 2012 (unaudited)

	Crude Oil BBL	Natural Gas Mcf
Gross Reserves Net Reserves	16,707 12,530	--- ---

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (“Standardized Measures”) does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for September 30, 2012, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

Standardized measure of discounted future net cash flows related to proved reserves:
Proved Producing
Gross Oil Reserves, BBL Net Oil Reserves, BBL Net Revenue Net Severance and Ad Valorem Tax Net Lease Cost Net Cash Flow Present Worth @ 10%	16,707 12,530 $1,148,867 $52,848 $337,722 $758,297 $494,220

In May 2014, the Company sold all of its interest in its sole producing oil and gas property.  See “Note 15. Subsequent Events”.

Note 6. Management’s Plans for Liquidity

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry. During the first nine months of 2012, the Company obtained a total of $338,000 in loans for use in its operations and acquiring oil and gas properties, as well as $162,600 from the exercise of stock options.  Since September 30, 2012, the Company has obtained approximately $420,000 in operating funds from loans provided by third parties and certain affiliates. Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $275,000 in cash. See “Note 15. Subsequent Events”.

With the sale of the Company’s only oil-producing property in May 2014 (see “Note 15. Subsequent Events”), the Company applies all of its available capital to its efforts in obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. There is no assurance that the Company will be successful in these efforts, that it will obtain sufficient capital to sustain its efforts or that it will be able to obtain adequate funding to mine frac sand, should it obtain the required permit.

In addition, the Company will require additional funds, in order to sustain its operations through the remainder of 2014 and the first half of 2015. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

Note 7. Business of the Company

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants. As of August 2011, the Company’s efforts in this regard had not been successful.

In August 2011, the Company changed its business to the exploration, development, acquisition and production of crude oil and natural gas within the United States, as well as the pursuit of other opportunities within, and related to, the oil and gas industry.

In May 2014, the Company sold all of its interest in its only producing oil and gas lease located in Taylor County, Texas, a 40-acre tract with two producing oil wells. See “Note 15. “Subsequent Events”).

With the sale of the Company’s only oil-producing property in May 2014, all of its efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.

Note 8. Oil and Gas Investments

Taylor County, Texas. In July 2012, the Company completed the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, the Company acquired a consent to inject salt water, with respect to a nearby salt water disposal well.  In October 2012, after reworking efforts had been completed, the existing well on the lease began to produce oil.

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

In October 2012, the Company and the parent company of TBE and Paradise Energy, Treaty Energy Corporation, entered into a rescission agreement with respect to all of the Treaty-related securities purchased by the Company.  Under this agreement, Treaty agreed to pay the Company $120,000 in four equal installments, beginning in November 2012.  Treaty did not make its required payments.  In January 2013, the Company instituted arbitration in an effort to recover the $120,000.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  See “Note 15. Subsequent Events”.

Louisiana. Also, the Company has entered into a participation agreement with respect to an oil and gas property located in Louisiana, pursuant to which the Company holds a 5% interest in such property and has made payments totaling $6,650.

Note 9. Notes Payable - Related Parties

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations. On the dates of issuance, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock. Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. In August 2011, each of these loans was revised and extended to September 2012, and again revised and extended until September 2013.

In April 2011, the Company borrowed $5,000 from one of its directors for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the holder’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012.  In September 2012, this loan was revised and extended to September 2013.

At December 31, 2011, $520,850 in accrued officer salary and interest is included in Note Payable - Related Parties. In January 2012, the entire amount was converted into a total of 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

Note 10. Notes Payable - Third Parties

January 2010. In January 2010, the Company borrowed $65,000 from a third party, and, in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock. On August 15, 2011, the Company entered into an assignment agreement with this third party where they would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt forgiveness income in the amount of $3,266 which has been reflected in the accompanying financial statements. Pursuant to a series of agreements, in February 2013, both of these convertible promissory notes were cancelled and all principal and accrued interest extinguished. See “Note 15. Subsequent Events”.

April 2011.  In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 1,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock.

August 2011.  In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. These notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share.

During the nine months ended September 30, 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock.

Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 share of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006.

The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of September 30, 2012, and December 31, 2011, $124,144 and $41,382, respectively, of amortization has been recorded related to the debt discount.

Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished. See “Note 15. Subsequent Events”.

May 2012.  In May 2012, the Company issued two promissory notes, each with $100,000 face amounts, in consideration of two loans of the same amount.  Each such promissory note is due in October 2012, as extended, with $1,000 in interest due on each at their respective due dates.  The aggregate amount of $222,000 owed to such parties was secured by a deed of trust with respect to the oil and gas lease located in Taylor County, Texas, and owned by AllEnergy - Bell, LLC.  Pursuant to a series of agreements, in February 2013, both of these promissory notes were cancelled and all principal and accrued interest extinguished.  See “Note 15. Subsequent Events”.

July 2012.  In July 2012, the Company issued three convertible secured promissory notes with $20,000, $25,000 and $25,000 face amounts, respectively, in consideration of three loans of such amounts. Each such convertible promissory note is due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of this convertible preferred promissory notes was secured by a deed of trust with respect to the oil and gas lease located in Taylor County, Texas, and owned by AllEnergy - Bell, LLC.  The holder of the $20,000 face amount convertible promissory note has indicated that it is his intention to convert the entire principal amount and accrued interest into shares of the Company’s common stock. Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid.  See “Note 15. Subsequent Events”.

Note 11. Loans on Open Account

During the nine months ended September 30, 2012, the Company obtained loans on open account in the total amount of $48,000. These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

Note 12. Capital Stock

Common Stock Issued under Debt Conversion Agreement

During the nine months ended September 30, 2012, $520,850 in accrued officer salary and interest was converted into a total of 15,097,101 shares of Company common stock ($.0345 per share), pursuant to a debt conversion agreement.

Common Stock Issued Pursuant Convertible Promissory Notes

During the nine months ended September 30, 2012, $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes were cancelled and all principal and accrued interest extinguished.  See “Note 15. Subsequent Events”.

Also during the nine months ended September 30, 2012, an additional $500 of indebtedness evidenced by a convertible promissory note was converted into 50,000 shares of Company common stock, a per share price of $.01.

Common Stock Issued for Director Bonus

During the nine months ended September 30, 2012, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $1.54 per share, or $154,000, in the aggregate. During the first nine months of 2011, the Company did not issue any shares as a bonus.

Common Stock Issued for Services

During the nine months ended September 30, 2012, the Company issued a total of 150,000 shares of common stock with an aggregate value of $44,000, or $.293 per share, in payment of legal services.

During the nine months ended September 30, 2011, the Company issued 50,000 shares of common stock in payment of $500 in consulting services.

Common Stock Issued for Note Extensions

During the nine months ended September 30, 2012, a total of 346,000 shares of common stock were issued pursuant to six separate promissory note extension agreements.

Common Stock Options Issued for Services; Subscription Receivable; Exercise of Stock Options

In February 2012, the Company entered into a consulting agreement with a third party. This consultant’s sole compensation was the issuance of stock options to purchase 200,000 shares of Company common stock at an exercise price of $1.50 per share. In advance of payment therefor, all 200,000 shares underlying such options were issued by the Company. As of September 30, 2012, a total of $156,900 had been received by the Company in payment of 107,934 of such shares. Thus, at September 30, 2012, the accompanying balance sheet includes a stock subscription receivable in the amount of $143,100 which relates to 92,066 of such shares.

In addition, in May 2012, the Company entered into three separate consulting agreements with consultants, under which the Company issued stock options to purchase 400,000 shares of Company common stock at an exercise price of $1.30 per share and 250,000 shares of Company common stock at an exercise price of $1.00 per share, the exercise price  with respect to such 250,000 shares being revised by agreement to $.10 per share.  With respect these $.10 stock options, as of September 30, 2012, stock options had been exercised to purchase 80,000 shares for $8,000 in cash.

Note 13. Purchase of Oil and Gas Lease

In July 2012, the Company completed the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, the Company acquired a consent to inject salt water, with respect to a nearby salt water disposal well.  In October 2012, after reworking efforts had been completed, the existing well on the lease began to produce oil.  In May 2014, the Company sold all of its interest in this lease for $275,000 in cash. See “Note 15. Subsequent Events”.

Note 14. Amendment to Certificate of Incorporation

In January 2012, a one-for-fifty reverse split of the Company’s common stock occurred and the Company’s name was changed “All Fuels and Energy Company” to “All Energy Corporation”.

Note 15. Subsequent Events

Cancellation Agreements

Pursuant to a series of agreements, in February 2013, certain promissory notes and warrants were cancelled and all principal and accrued interest extinguished, as follows:

-	$16,800 promissory note, 8,000,000 Series A Warrants and 8,000,000 Series B Warrants.
-	$88,200 promissory note, 42,000,000 Series A Warrants and 42,000,000 Series B Warrants.
-	$17,800 promissory note, 8,476,190.48 Series A Warrants and 8,476,190.48 Series B Warrants.
-	$10,000 promissory note, 4,761,904.76 Series A Warrants and 4,761,904.76 Series B Warrants.
-	$77,200 promissory note, 36,761,904.76 Series A Warrants and 36,761,904.76 Series B Warrants.
-	$12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $100,000 promissory note and $10,000 promissory note.
-	$10,000 promissory note.
-	$12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $5,000 promissory note and $5,000 promissory note.
-	$100,000 promissory note and $10,000 promissory note.

Issuances of Promissory Notes

Subsequent to September 30, 2012, the Company issued a convertible secured promissory note with a $20,000 face amount, in consideration of a loan in such amount.  Such convertible promissory note is due in December 2017 with interest accruing in amounts equal to 1.8176% of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. This convertible preferred promissory note was secured by a deed of trust with respect to the oil and gas lease located in Taylor County, Texas, and owned by AllEnergy - Bell, LLC. The holder of this convertible promissory note has indicated that it is his intention to convert the entire principal amount and accrued interest into shares of the Company’s common stock.

In September 2013, the Company borrowed $125,000 from a director, through the issuance of a promissory note. Initially, such promissory note bears interest on the unpaid balance at the rate of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note is paid in full, with a rate cap of 18.00%.  An interest only payment is due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  The promissory note may be prepaid at any time without premium or penalty, except that a minimum interest payment of $12,500 would be due upon any such repayment. This promissory note, including accrued interest, has been repaid by the Company.

Also in September 2013, the Company borrowed a total of $75,000 from a third party, through the issuance of a two separate promissory notes, which bear interest on the unpaid balance at the rate of 5% per annum until paid and are due and payable in September 2014.

In October 2013, the Company borrowed $200,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in amount sufficient to complete the build-out of a proposed frac sand mine of the Company and (b) October 2015.

In February 2014, the Company borrowed $200,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in amount sufficient to complete the build-out of a proposed frac sand mine of the Company and (b) February 2016.

In March 2014, the Company borrowed $100,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 8% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is two (2) years from the date on which the Company first produces frac sand at its proposed mine located in Trempealeau County, Wisconsin, and (b) March 2018.

In April 2014, the Company borrowed $50,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is two (2) years from the date on which the Company first produces frac sand at its proposed mine located in Trempealeau County, Wisconsin, and (b) April 2016.

Common Stock Issued as Additional Interest

In October 2013, the Company issued 200,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.026 per share, an aggregate value of $5,200.

In February 2014, the Company issued 200,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.02 per share, an aggregate value of $5,000.

In March 2014, the Company issued 100,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.02 per share, an aggregate value of $2,000.

In April 2014, the Company issued 50,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.02 per share, an aggregate value of $1,000.

Common Stock Issued for Note Extensions

In December 2012, a total of 150,000 shares of common stock were issued pursuant to six separate promissory note extension agreements.

Common Stock Issued for Director Bonuses

In September 2013, the Company issued a total of 600,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.07 per share, or $42,000, in the aggregate.

Common Stock Issued for Services

Subsequent to September 30, 2012, in October 2012, the Company issued 340,000 shares of common stock, in payment of legal services, which shares were valued at $.10 per share, or $34,000 in the aggregate.  In conjunction with this issuance, options to purchase 340,000 shares of common stock at $.10 per share were cancelled.

Also in October 2012, the Company issued 200,000 shares of common stock, pursuant to a consulting agreement, which shares were valued at $.10 per share, or $20,000 in the aggregate.  In conjunction with this issuance, options to purchase 200,000 shares of common stock at $1.30 per share were cancelled.

In April 2013, the Company issued 20,000 shares of common stock to a third-party consultant pursuant to a consulting agreement.

In September 2013, the Company issued 20,000 shares of common stock to a third-party consultant pursuant to a consulting agreement.

In September 2013, the Company issued 1,000,000 shares of common stock in payment of legal services, pursuant to a legal services agreement.

In February 2014, the Company issued 106,150 shares of common stock to a third-party consultant in payment of its consulting services.

Revised Employment Agreement

The Company has entered into a revised employment agreements with its President.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

Exercise of Stock Options

Subsequent to September 2012, stock options were exercised to purchase: (a) 92,066 shares of Company common stock at a revised per share exercise price of $.168, a total of $15,468, the exercise price having been revised from $1.30 per share by agreement; and (b) 30,000 shares of Company common stock at a per share exercise price of $.10, a total of $3,000.

Settlement of Lawsuit

In March 2013, the Company settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which the Company was the plaintiff.  The Company sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant.

Arbitration Proceedings

During 2013, the Company instituted arbitration proceedings against one of its former attorneys in a dispute over fees owed to such attorney, with respect to the lawsuit described in the immediately preceding paragraph.  This arbitration was settled prior to a hearing.

In January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.

Sale of Oil and Gas Lease

In May 2014, the Company sold all of its interest in its oil and gas lease located in Taylor County, Texas, a 40-acre tract with two producing oil wells. The sale price for this lease was $275,000 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Current Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws.  We caution investors that any forward-looking statements herein, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.

We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The current global economic and financial crisis could lead to an extended national or global economic recession. Any further slowdown in economic activity would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas are volatile. Costs of exploration, development and production have not yet adjusted to current economic conditions. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business and business prospects, financial condition and results of operations, could further limit our access to needed funding credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets experienced unprecedented volatility and disruption over the past several years and continue to be unpredictable. With this market volatility and disruption, the availability of funds for companies like ours has diminished substantially.

Due to these capital and credit market conditions, our company, All Energy Corporation, cannot be certain that funding will be available to us in amounts or on terms acceptable to us. If we are not successful in obtaining sufficient funding on a timely basis on terms acceptable to us, we would be forced to pass up opportunities otherwise available to us, which would have a material adverse effect on our business, financial condition and results of operations.

Jumpstart Our Business Startups Act of 2012

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

-
Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

-	Reduced disclosure about our executive compensation arrangements.

-	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.

-	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

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

Financing Transactions and Issuances of Securities. In connection with the Transaction, we entered into a series of financing-related agreements and issued securities thereunder.  These agreements, as well as the remaining outstanding securities associated therewith, have been cancelled by separate agreements.

2012 Transactions

Purchase of Oil Lease.  In July 2012, we completed the purchase of an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, the Company acquired a consent to inject salt water, with respect to a nearby salt water disposal well.  In October 2012, after reworking efforts had been completed, the existing well on the lease began to produce oil.

Financing Transactions and Issuances of Securities.  During 2012, we have derived needed capital for our oil and gas acquisition and operations from the exercise of certain stock options and loans from third parties.

2013 Transactions

Pursuit of Oil-Related Opportunities.  During 2013, in addition to operating our oil and gas wells, we pursued the acquisition of a frac sand mine.

Financing Transactions and Issuances of Securities.  During 2013, we derived needed capital for our oil and gas operations from such operations and from loans from third parties.

2014 Transactions

Divestiture of Oil and Gas Property. In May 2014, we sold all of our interest in our only producing oil and gas lease located in Taylor County, Texas, a 40-acre tract with two producing oil wells. The sale price for this lease was $275,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing frac sand mine efforts.

Focus on Frac Sand Mine Acquisition. With the sale of our only oil-producing property in May 2014, all of our efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

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

Results of Operations - First Nine Months 2012 vs. First Nine Months 2011

Revenues. During the First Nine Months 2012 and the First Nine Months 2011, we generated no revenues. During the First Nine Months 2012, our monthly cash operating expenses, which include costs associated with the pursuit of oil and gas opportunities, averaged approximately $10,000. As we continue to acquire additional oil and gas properties, our operating expenses will increase, although we are unable to predict the amount of such increase.

Expenses. Our cash outlays for operating expenses during the First Nine Months 2012 were $273,368 up from $124,053 for the First Nine Months 2011. Our non-cash operating expenses for the First Nine Months 2012, which include $273,421 in stock issued for services and $82,762 in debt discount amortization, totaled $356,183; our non-cash operating expenses for the First Nine Months 2011, which include $1,300 in stock issued for services and $13,794 in debt discount amortization, totaled $172,360.

Recent Events.  With the sale of our only oil-producing property in May 2014, all of our efforts are focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

Financial Condition

At September 30, 2012, we had $17,710 in cash and a working capital deficit of $766,722. At December 31, 2011, our cash position was $2,978 and our working capital deficit was $887,318. Currently, we possess approximately $150,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately six months.

Pursuant to the debt conversion agreement, one of our officers agreed to convert, and did so convert during the first nine months of 2012, $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, for a total of 15,497,101 shares.

During 2012, we obtained a total of $338,000 in loans for use in our operations and acquiring oil and gas opportunities, as well as $162,600 from the exercise of stock options.  During 2013, we have obtained a total of $420,000 in loans for use in our operations and pursuing oil and gas opportunities.

Pursuant to a series of agreements, in February 2013, certain promissory notes and warrants were cancelled and all principal and accrued interest extinguished, as follows:

-	$16,800 promissory note, 8,000,000 Series A Warrants and 8,000,000 Series B Warrants.

-	$88,200 promissory note, 42,000,000 Series A Warrants and 42,000,000 Series B Warrants.

-	$17,800 promissory note, 8,476,190.48 Series A Warrants and 8,476,190.48 Series B Warrants.

-	$10,000 promissory note, 4,761,904.76 Series A Warrants and 4,761,904.76 Series B Warrants.

-	$77,200 promissory note, 36,761,904.76 Series A Warrants and 36,761,904.76 Series B Warrants.

-	$12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $100,000 promissory note and $10,000 promissory note.

-	$10,000 promissory note.

-	$12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $5,000 promissory note and $5,000 promissory note.

-	$100,000 promissory note and $10,000 promissory note.

Currently, we apply all of our available capital to our efforts in obtaining a permit to mine frac sand.  From the May 2014 sale of our only producing oil and gas lease, we derived $275,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing frac sand mine efforts. There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

Management’s Plans Relating to Future Liquidity

We will require significant additional capital with which to, first, obtain a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin and, then, to begin commercial production of frac sand thereon.  While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete such objectives, there is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

In addition, we will require additional funds, in order to sustain our operations through the remainder of 2014 and the first half of 2015. We believe we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. We do not have a current commitment for an equity investment or a loan in any amount.

Capital Expenditures

During the First Nine Months 2012, we purchased an oil and gas lease located in Taylor County, Texas, which contains approximately 40 acres and a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, we acquired a consent to inject salt water, with respect to a nearby salt water disposal well. During the First Nine Months 2011, we made no capital expenditures.

Should we be successful in obtaining a permit to mine frac sand, we will require significant additional capital, approximately $40 million.  There is no assurance we will be able to obtain such level of capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our Chief Executive Officer/Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 has concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer/Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are the plaintiff in a lawsuit styled AllEnergy Corp., et al. v. Trempealeau County Environment and Land Use Committee, Case No. 2013-CV-245, in the Trempealeau County Circuit Court. We are, in a claim for certioari relief, seeking the reversal of the Committee’s decision to deny us a permit to mine frac sand. We are unable to predict the outcome of this litigation.

In 2013, the Company settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which the Company was the plaintiff.  The Company sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant.

In 2013, the Company instituted arbitration proceedings against one of its former attorneys in a dispute over fees owed to such attorney, with respect to the lawsuit described in the immediately preceding paragraph.  This arbitration was settled prior to a hearing.

In 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we issued unregistered securities, as follows:

1. (a) Securities Sold. In July 2012, $20,000, $25,000 and $25,000 principal amount convertible promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Fred MacMillan, Brad Knaack and Galen Knaack, respectively; (c) Consideration. Such promissory notes were issued for $20,000, $25,000 and $25,000, respectively, in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

Subsequent to September 30, 2012, we have issued unregistered securities, as follows:

2. (a) Securities Sold. In December 2012, a $20,000 principal amount convertible promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Fred MacMillan; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was sophisticated investors capable of evaluating an investment in our company.

3. (a) Securities Sold. In December 2012, 300,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack (150,000 shares) and James R. Broghammer (150,000 shares); (c) Consideration. Such shares were issued for services and were valued at $.07 per share, or $21,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

4. (a) Securities Sold. In December 2012, 150,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Lee Bear I, LLC (25,000 shares), Sun Bear, LLC (25,000 shares), Russell Duncan (25,000 shares), Brad Knaack (12,500 shares), Gaylen Knaack (12,500 shares), Dean E. Sukowatey (50,000 shares); (c) Consideration. Such shares were issued under separate note extension agreements and were valued at $.07 per share, or $14,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

5. (a) Securities Sold. In April 2013, 20,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to David Bridgewater; (c) Consideration. Such shares were issued pursuant to a consulting agreement and were valued at $.02 per share, or $400, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

6. (a) Securities Sold. In September 2013, a total of 600,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack (300,000 shares) and James R. Broghammer (300,000 shares); (c) Consideration. Such shares were issued as bonuses and were valued at $.02 per share, or $12,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

7. (a) Securities Sold. In September 2013, 20,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Mark Riley; (c) Consideration. Such shares were issued pursuant to a consulting agreement and were valued at $.02 per share, or $400, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

8. (a) Securities Sold. In September 2013, a total of 1,000,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to the partners of Newlan & Newlan, Ltd.; (c) Consideration. Such shares were issued pursuant to a legal services agreement and were valued at $.017 per share, or $17,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

9. (a) Securities Sold. In October 2013, a $200,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Peter Hoeft; (c) Consideration. Such promissory note was issued for $200,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was sophisticated investors capable of evaluating an investment in our company.

10. (a) Securities Sold. In October 2013, 200,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Peter Hoeft; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.03 per share, or $6,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

11. (a) Securities Sold. In February 2014, a $200,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Haas, Inc.; (c) Consideration. Such promissory note was issued for $200,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

12. (a) Securities Sold. In February 2014, 200,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Haas, Inc.; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.025 per share, or $5,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

13. (a) Securities Sold. In March 2014, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Jim Davis; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

14. (a) Securities Sold. In March 2014, 100,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Jim Davis; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.02 per share, or $2,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

15. (a) Securities Sold. In April 2014, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Cameron Rail; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

16. (a) Securities Sold. In April 2014, 50,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Cameron Rail; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.02 per share, or $1,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

17. (a) Securities Sold. In February 2014, 106,150 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to VIA Rail; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.25 per share, or $26,537.50, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

18. (a) Securities Sold. In September 2013, $25,000 and $50,000 principal amount promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes wre issued to William Holst III; (c) Consideration. Such promissory notes were issued for $25,000 and $50,000, respectively, in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

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
_____________________
  * filed herewith.
** furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: July 7, 2014.

ALL ENERGY CORPORATION By: /s/ DEAN E. SUKOWATEY Dean E. Sukowatey President and Acting Chief Financial Officer