Form 10-K
period 2012-12-31
All Energy Corp
filed 2014-12-15
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
All Energy Corporation (Exact name of registrant as specified in its charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
6165 N.W. 86th Street, Johnston, Iowa 50131 (Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (515) 331-6509
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2014, was approximately $360,000.
As of December 5, 2014, 42,152,742 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

Forward-looking statements herein that relate to our company’s current business status will be subject to the following risks and uncertainties:

•	events that deprive us of the services of our president, Dean E. Sukowatey;
•	our ability to secure capital as needed to continue our efforts in obtaining a permit to mine frac sand, including capital with which to sustain our ongoing permit-related litigation;
•	our success in obtaining a permit to mine frac sand; and
•	our ability to secure capital adequate to establish frac sand mining operations.

Forward-looking statements herein that relate to us following our obtaining a permit to mine frac sand, if, in fact, we do so, will be subject to the following risks and uncertainties:

•	fluctuations in demand for frac sand;
•	the cyclical nature of our customers’ businesses;
•	our dependence on one plant for our sales;
•	the level of activity in the natural gas and oil industries;
•	decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing;
•	our ability to succeed in competitive markets;
•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;
•	increases in the prices of, or interruptions in the supply of our energy sources;
•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;
•	our ability to maintain effective quality control systems at our mining and processing facility;
•	seasonal and severe weather conditions;
•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation); and
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property.

We derive many of our forward-looking statements from our forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you, as an investor. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.  BUSINESS

Overview of Our Business

Our company is a development-stage company focused on obtaining a permit to mine frac sand (the “Wisconsin Sand Permit”) on property leased by us in Trempealeau County, Wisconsin. Since our May 2014 divestiture of our sole producing oil and gas lease, all of our company’s resources have been dedicated to obtaining the Wisconsin Sand Permit. We cannot predict whether we will obtain the Wisconsin Sand Permit.

History

Currently, our company, All Energy Corporation, is focused on obtaining the Wisconsin Sand Permit with respect to property leased by us in Trempealeau County, Wisconsin.  Since our May 2014 divestiture of our sole producing oil and gas lease located in Taylor County, Texas, all of our company’s resources have been dedicated to these efforts.

Our company was incorporated on October 5, 1994, in the State of Delaware as Cable Group South, Inc.  In November 1998, the corporate name was changed to Softnet Industries, Inc., and, in June 1999, again changed to ICrystal, Inc.  In May 2007, we changed our name to ALL Fuels & Energy Company.  In November 2011, we changed our current corporate name to All Energy Corporation.

In June 2004, there occurred a change in control of our company.  During 2004, our company commenced the development stage and had no operations.

From 2004 through November 2006, we searched for a going business to acquire, without success. Due to this lack of success, our then-board of directors determined that it would be in the best interests of our company and our shareholders for us to start a new business.  After assessing the business opportunities available vis-a-vis our then-lack of available capital, in November 2006, our then-board of directors determined that our company would become a publisher of web pages.

In January 2007, there occurred another change in control of our company.  Pursuant to a stock purchase agreement, ALL Energy Company, now our wholly-owned subsidiary, purchased 141,000 shares of our common stock, or 57.24%, of our then-outstanding common stock, from an existing shareholder.

After the January 2007 change in control, our new management determined to pursue a plan of business whereby the Company would become a producer of ethanol and its co-products. To that end, in April 2007, we consummated a plan and agreement of reorganization with ALL Energy Company, a development-stage ethanol company.

Until August 2011, our company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, our efforts in this regard had not been successful.  In August 2011, we changed our business to the exploration, development, acquisition and production of crude oil and natural gas and completed the purchase of our first oil and natural gas interests shortly thereafter.

Beginning in the fourth quarter of 2012 and ending in May 2014, when we sold our Taylor County, Texas, lease, we produced oil from our lease located in Taylor County, Texas. Since that time, all of our company’s resources have been dedicated to obtaining the Wisconsin Sand Permit.

Frac Sand Industry

Frac sand, a type of commercial silica, is a high purity quartz sand with very durable spherical grains of specific sizes, which is used as a proppant in hydraulic fracturing, or “fracking”, activities by companies involved in oil and natural gas recovery.  Frac sand is suspended in fluid and injected into oil and gas wells, under high pressure. The fluid pressure creates new fractures in the source rock and opens and enlarges existing fractures. The frac sand grains are carried into these fractures and, once there, serve to prop open the fractures after the fluid is pumped out of the formation and facilitate an increase in flow rate of hydrocarbons from the wells. The type of frac sand used in the fracking process must be nearly pure quartz, very well rounded, extremely resilient and of uniform size. Before shipment, frac sand is washed, sorted to ensure uniformity and dried.

Frac sand has been used by the oil and gas industry for more than 75 years. However, the relatively recent development of new horizontal drilling technologies that employ fracking has made possible the extraction of oil and gas previously unrecoverable from their respective geologic formations. Increased fracking over the past several years has propelled the increased demand for frac sand.  According to the most recent related Freedonia report dated August 2013, domestic proppant producers are expected to experience annual increases in demand of 11% through 2017.

Our Proposed Frac Sand Mine Property

In July 2013, our company, through a subsidiary, entered into three separate 30-year non-metallic mineral leases relating to contiguous properties located in Trempealeau County, Wisconsin, on which we propose to establish a frac sand mine (the “Wisconsin Sand Mine”). In total, the three properties contain approximately 550 acres, approximately 265 acres of which would be mined. Based on our bore testing of the Wisconsin Sand Mine property, such property is estimated to contain approximately 35 million tons of high quality frac sand reserves.

In addition, in July 2013, we entered into three separate land purchase agreements relating to approximately 175 acres adjacent to the Wisconsin Sand Mine property and to a Canadian Northern main rail line (the “Sand Processing Property”). These agreements are scheduled to close at such time as we obtain the Wisconsin Sand Permit and funds sufficient to do so, of which there is no assurance. On this parcel, we propose to construct a frac sand processing facility and a rail loadout facility.

Our Proposed Frac Sand Mining Operations

Since the first quarter of 2013, we have been actively pursuing the Wisconsin Sand Permit. With the May 2014 sale of our only oil-producing property, all of our company’s efforts are now focused on obtaining the Wisconsin Sand Permit with respect to the Wisconsin Sand Mine property located in Trempealeau County in Western Wisconsin, approximately 30 miles from the Mississippi River. There is no assurance that we will establish the Wisconsin Sand Mine. See Item 1A – Risk Factors.

Design of Proposed Frac Sand Mine. We believe our non-trucking operational design of the Wisconsin Sand Mine to be unique in the Western Wisconsin region. From the location of the mining activities, the frac sand would travel to the Sand Processing Property via elevated conveyor, and the reclamation materials would be returned from the Sand Processing Property to the mining area. By avoiding the need for trucking of the frac sand from mine to the Sand Processing Property and the reclamation materials back to the mining area, we are able to serve two important ends: the elimination of costs, up to $10,000,000 annually in the estimation of our management, associated with fleet trucking and the dramatic reduction of impact to the local community.

The Wisconsin Sand Mine’s conveyor system would transport freshly mined, wet frac sand to our processing and drying facility located on the Sand Processing Property, approximately one mile from the frac sand mining operations. Once processed, the frac sand would be loaded onto railcars ready for delivery to customers.

Frac Sand Mining Permit Application. In August 2013, we submitted our application for a permit to establish the Wisconsin Sand Mine to Trempealeau County, Wisconsin. After submitting our application, we engaged in the established process for obtaining our desired permit. In October 2013, our permit application was denied by the Trempealeau County Environment & Land Use Committee. We have appealed this denial to the Circuit Court for Tremealeau County, Wisconsin.  See Item 3 – Legal Proceedings.

We have completed all studies and engineering reports required for obtaining our desired permit from Trempealeau County. Importantly, we have been issued permits by the Wisconsin Department of Natural Resources (in accordance with Wisconsin’s wetlands-related regulations) and the U.S. Army Corps of Engineers.

Annexation Process. Following Trempealeau County’s denial of our permit application, we immediately began to pursue the annexation of the Wisconsin Sand Mine property by the City of Arcadia, Wisconsin. If and when the Wisconsin Sand Mine property is so annexed, our company would submit an application for a permit to establish the Wisconsin Sand Mine to the City of Arcadia. Our management expects a final determination on our annexation proposal from the City of Arcadia in March 2015. However, we cannot predict the outcome of this annexation effort.

Litigation. In response to Trempealeau County’s denial of our permit application, we have filed two lawsuits: one against the Trempealeau County Environment & Land Use Committee and another against the Trempealeau County Environment & Land Use Committee, the Trempealeau County Board of Supervisors and several individual members thereof.  These lawsuits are discussed in more detail below.  See Item 3 – Legal Proceedings.

Our Planned Distribution

Because of our mine-to-rail conveyor system design, we expect to ship our frac sand directly to customers exclusively by rail.  A description of our proposed frac sand mine, our proposed processing facility and our proposed rail loadout facility is set forth above under “Our Proposed Frac Sand Mining Operations”.

Competition

The frac sand market is highly competitive and is characterized by a small number of large, national producers and a larger number of smaller regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service and reliability of supply.

Once we establish our frac sand business, we will compete with these large, national producers, as well as the smaller regional and local producers, most of which can be expected to have greater resources, financial and otherwise, than will our company.  However, in the estimation of our management, our non-trucking operational design is expected to provide up to $10 million in annual savings, which we believe will better allow us to compete for customers.

Once we enter the frac sand industry, we may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Regulation and Legislation

Mining and Workplace Safety – Federal Regulation. The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. As part of MSHA’s oversight, representatives will, on an annual basis, perform at least two unannounced inspections of our proposed frac sand mine.

We also will be subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and, with respect to our first planned frac sand mine, comparable Wisconsin statutes that regulate the protection of the health and safety of workers. OSHA regulates the customers and users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica bearing dust through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.

Internal Controls. We intend to implement a strict occupational health program aimed at controlling exposure to silica-bearing dust. Our safety program will be designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations.

Environmental Matters. Once we become a participant in the commercial silica industry, we will be subject to extensive governmental regulation on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions and environmental contamination and reclamation. A variety of state, local and federal agencies enforce this regulation.

Federal Regulation. At the federal level, our frac sand mining operations will be required to comply with the following laws, among others, as well as the regulations promulgated thereunder, most of which are administered by the Environmental Protection Agency: the Clean Water Act, the U.S. Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Endangered Species Act and the National Historic Preservation Act.

State and Local Regulation. As our first mining operation is expected to be located in Wisconsin, we also will be subject to a variety of state and local environmental review and permitting requirements, which will be in addition to similar federal review and permitting. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to expand our business. In an effort to minimize these risks, we intend to be engaged with our local communities, in order foster strong relationships with residents and regulators.

Costs of Compliance. We may incur significant costs and liabilities as a result of environmental, health and safety requirements applicable to our activities. Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory, cleanup and site restoration costs and liens, the denial or revocation of permits or other authorizations and the issuance of injunctions to limit or cease operations. Compliance with these laws and regulations may also increase the cost of the development, construction and operation of our projects and may prevent or delay the commencement or continuance of a given project. In addition, claims for damages to persons or property may result from environmental and other impacts of our activities.

The process for performing environmental impact studies and reviews for federal, state and local permits for our operations involves a significant investment of time and monetary resources. We cannot control the permit approval process, nor can we predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition. The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop a project. Significant opposition and delay in the environmental review and permitting process could impair or delay our ability to develop a project. Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our financial condition and results of operations.

Employees

We currently have one employee, who is our President. We expect that we will hire management-level and non-management employees at such time as we obtain the Wisconsin Sand Permit.  We have retained the services of outside general business and frac-sand specific consultants and expect that we will continue to retain additional consultants and other professionals on an as-needed basis.

Available Information

All Energy Corporation files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

Our company’s current activities are focused on obtaining the Wisconsin Sand Permit; we have yet to engage in the frac sand mining business.  However, should we be successful in obtaining a permit for such mining activities, our operations and financial results will be subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K.

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, in connection with evaluating our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in “Risk Factors” are forward-looking statements.

Risks Related to Our Business

We do not have a permit to mine frac sand and there is no assurance that we will be successful in our efforts to secure such a permit.

We do not have a permit to mine frac sand.  Since 2013, we have been seeking the Wisconsin Sand Permit with respect to certain property leased by us in Trempealeau County, Wisconsin.  We continue to seek a permit from either Trempealeau County or the City of Arcadia, Wisconsin.  There is no assurance that we will ever obtain a permit to mine frac sand.  Without such a permit, our company will be unable to engage in the frac sand business.

The costs associated with our efforts to obtain the Wisconsin Sand Permit are high and there is no certain time period by the end of which we will have obtained a permit.  We may not be able to obtain enough capital to stay in business while we pursue a permit.

Since 2013, we have spent approximately $2 million in pursuit of the Wisconsin Sand Permit.  The funds required to sustain our efforts in this regard have been derived primarily from loans from third parties.  Currently, we possess approximately $100,000 in cash.  To complete our permit efforts, we expect that we will need to obtain additional funds, either through sales of our stock and/or from loans.  However, the precise amount of additional funds that we will require cannot be predicted, due to the uncertainty surrounding the remaining duration of the permit process in which we are engaged and the related costs that might arise.  It is possible that, at a time in the near future, we will be forced to slow, or even to abandon, our efforts to obtain the Wisconsin Sand Permit, unless we are successful in obtaining needed funds.

The following risk factors address risks that are likely to affect our business operations, should we obtain the Wisconsin Sand Permit to mine frac sand, of which there is no assurance.

We do not currently possess adequate capital with which to establish a frac sand mine. While we are actively negotiating with numerous third-party financing sources, we do not have a binding agreement with any party for such funding.

We currently lack the capital with which to establish a frac sand mine and we have not yet secured a binding agreement from any party for such funding.  Without such funding, we will be unable to establish a frac sand mine. There is no assurance that we will obtain adequate capital to establish a mine and enter the frac sand business.

We recently entered into a loan agreement with a third-party lender, pursuant to which we granted to such lender a 15% profits interest in the frac sand mining project to which the Wisconsin Sand Permit relates, as well as a 30% profits interest in all damages recovered by us with respect to a claim for damages under the Fourteenth Amendment of the United States Constitution and 42 U.S.C. §1983.

In October 2014, we entered into a loan agreement with a third party, under which the lender may agree to lend us up to $300,000, which funds are to be applied primarily to pay costs associated with our pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.

In connection with such loan agreement, we granted to such lender a 15% profits interest in the frac sand mining project to which the Wisconsin Sand Permit relates, as well as a 30% profits interest in all damages under the Fourteenth Amendment of the United States Constitution and 42 U.S.C. §1983. See Item 3 – Legal Proceedings.

The demand for frac sand fluctuates, which could adversely affect our results of operations.

Demand for frac sand is influenced by many factors, including the following:

•	global and regional economic, political and military events and conditions;
•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;
•	demand for oil, natural gas and petroleum products;
•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;
•	prices, availability and other factors relating to our products; and
•	increases in costs of labor and labor strikes.

We cannot predict or control the factors that might affect demand for our frac sand products. Negative developments in the factors listed above, among others, could cause the demand for frac sand to decline, which could adversely affect our business, financial condition and results of operations.

Frac sand operations are subject to the cyclical nature of oil and gas producers’ businesses, and we may not be able to mitigate that risk.

Sales of our frac sand products will be to the oil and gas industry, an industry that has historically been cyclical. During periods of economic slowdown, our customers often reduce their production rates and also reduce capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties, which would likely cause our results of operations to suffer.

Frac sand operations are subject to operating risks that are often beyond the control of the mine operator. These risks can adversely affect production levels and costs, and such risks may not be covered by insurance.

Once we commence our frac sand mining operations, our production facilities will be subject to risks normally encountered in the frac sand industry. These risks include:

•	changes in the price and availability of transportation, natural gas or electricity;
•	unanticipated ground, grade or water conditions;
•	inclement or hazardous weather conditions, as well as any effects of climate change;
•	environmental hazards and industrial accidents;
•	changes in applicable laws and regulations (or the interpretation thereof);
•	inability to maintain necessary permits or mining or water rights;
•	restrictions on blasting operations;
•	inability to obtain necessary production equipment or replacement parts;
•	labor disputes;
•	late delivery of supplies; and
•	facility shutdowns in response to environmental regulatory actions.

Any of these risks could result in damage to our future mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at any of our future mining properties or production facilities could have a material adverse effect on our company’s financial condition.

Not all of the risks discussed above are reasonably insurable.  It is expected that our insurance coverage will contain limits, deductibles, exclusions and endorsements, such that our insurance coverage may not be sufficient to meet our needs in the event of loss.  Any such loss could have a material adverse effect on us.

Assuming we obtain the Wisconsin Sand Permit, our first frac sand mining operations will be conducted from a single mine. Any adverse developments at this location could have a material adverse effect on our financial condition and results of operations.

For the initial period of our mining operations, the duration of which we are unable to predict, all sales of our frac sand products will be generated at a single location.  This concentration of operations will mean that any adverse development at this single location, including adverse developments due to catastrophic events or weather, decreased demand for frac sand, a decrease in the availability of transportation services or adverse developments affecting established customers, if any, could have a material adverse effect on our financial condition and results of operations.

Our future business and financial performance will depend on the level of activity in the oil and natural gas industries.

Our future frac sand operations will be substantially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for frac sand we may produce will be closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. Historically, natural gas and oil prices have experienced periods of great fluctuation, with similar fluctuations in the level of exploration, development and production activity.  Reductions in demand for natural gas and oil adversely impact the demand for frac sand. Prolonged reductions in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for frac sand. Such a decline could have a material adverse effect on our results of operations and financial condition.

If we establish our intended frac sand operations, we may be adversely affected by decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our financial condition and results of operations. The development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our financial condition and results of operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for oil and gas producers, which could negatively impact our business and results of operations.

Upon our commencing frac sand mining operations, we expect that all of our sales will be to hydraulic fracturing operators in the oil and natural gas industry. Although we do not, and will not, directly engage in hydraulic fracturing activities, our expected customers purchase frac sand for use in their hydraulic fracturing operations. Increased future regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations.

Hydraulic fracturing has become a controversial political issue across the country.  At the federal level, the EPA has begun to focus regulatory attention on hydraulic fracturing and the U.S. Congress has drafted, but not passed, legislation relating to hydraulic fracturing. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas and oil wells in shale formations. This could increase oil and gas producers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products.

In addition, the federal Bureau of Land Management and various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds.

The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells in shale formations, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time-consuming, costly or result in substantial legal liability or significant harm to our reputation. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly.

Once our frac sand operations have been established, our performance will depend on our ability to succeed in competitive markets, and on our ability to react appropriately to potential fluctuations in demand for our frac sand products.

The frac sand market is highly competitive and is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service and reliability of supply.

Once we establish our frac sand business, we will compete with large, national producers, such as U.S. Silica, Unimin Corporation, Hi-Crush, Fairmount Minerals, Ltd., Badger Mining Corporation and Premier Silica. It can be expected that most of our competitors will have greater resources, financial and otherwise, than will our company.

In recent years, there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services. Should the demand for hydraulic fracturing services decrease or the supply of frac sand available in the market increase, prices in the frac sand market could materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Increasing costs or a lack of dependability or availability of transportation services or infrastructure could have an adverse effect on our ability to deliver products at competitive prices.

Because of the relatively low cost of producing frac sand, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located in close proximity to a customer.  A significant increase in transportation service rates, a reduction in the dependability or availability of transportation services or relocation of a future customer’s business to an area farther from our production facility could impair our ability to deliver our frac sand products economically to such a customer and to expand our markets.

Seasonal and severe weather conditions could have a material adverse impact on our business.

Because our first frac sand mine is likely to be located in Wisconsin, our business could be materially adversely affected by weather conditions, resulting in weather-related damage to our facilities and equipment. Any such interference with our operations could force us to delay or curtail services or result in a loss of productivity and an increase in our operating costs.

The mining process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.

We expect that energy costs, primarily natural gas and electricity, will represent approximately 7% of our annual sales revenues, once we commence mining operations. Our facility design calls for the use of natural gas as the primary fuel source in drying the mined frac sand and, thus, it is expected that our profitability will be impacted by the price and availability of natural gas. In the past, the price of natural gas has been volatile, and we expect this volatility to continue. A significant increase in the price of energy or an extended interruption in the supply of natural gas to our mining facility could have a material adverse effect on our business, once established.

A shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect our results of operations.

Efficient mining using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple mining tasks. If the current shortage of experienced labor continues or has worsened by the time we begin hiring or if we are unable to train the necessary number of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

(The following risk factors address risks that currently affect our business.)

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business plan.

In its opinion on our financial statements for the year ended December 31, 2012, our independent auditors raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on attractive terms.  Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited history makes an evaluation of our company extremely difficult, and profits are not assured.

In view of our lack of history in the frac sand mining gas business and the fact that we do not have a current revenue stream from operations, it may be difficult for investors to evaluate our business and prospects.  Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  For our business plan to succeed, we must obtain a permit to mine frac sand and obtain approximately $50,000,000 with which to establish our first frac sand mine. There can be no assurance that we will be successful in these efforts, nor can there be any assurance that our frac sand mining operations, if and when commenced, will achieve or sustain profitability in any future period.

Cumulative voting is not available to shareholders.

Cumulative voting in the election of directors is expressly denied in our Amended and Restated Articles of Incorporation.  Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our directors.  Currently, our largest shareholder, Dean E. Sukowatey, is also our sole officer and a director and Mr. Sukowatey’s large percentage ownership of the outstanding common stock, approximately 55.6%, will enable him to maintain his positions as such and, thus, control of our business and affairs.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including rules subsequently implemented by the SEC, imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will be required to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will serve to increase our legal and financial compliance costs and will make some activities more time-consuming and costly, including difficulty and added cost in obtaining director and officer liability insurance.

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

The inclusion of these provisions in our governing documents may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefitted us and our stockholders.

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

Risks Related to Environmental, Mining and Other Regulation

(The following risk factors address risks that are likely to affect our business operations, should we obtain the Wisconsin Sand Permit to mine frac sand, of which there is no assurance.)

Our company, upon entering the frac sand mining business, will be, and oil and natural gas producers are, subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We will be subject to a variety of federal, state and local regulatory environmental requirements affecting the mining industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws, regulations and permits will have a significant effect on our business.

Some environmental laws impose substantial penalties for noncompliance, and others, such as CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Moreover, environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time, especially greenhouse gas emission regulation which is becoming more rigorous. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse gas emission related requirements at the supranational, federal, state, regional and local levels are in various stages of development. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject greenhouse gas emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and demand for frac sand.

In addition to environmental regulation, we will subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration and the U.S. Occupational Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment.

After we commence frac sand mining operations, we may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down our plant. Additionally, potential customers of our company may not be able to comply with any new laws and regulations, and any new laws and regulations could have a material adverse effect on our customers by requiring them to shut down old plants or to relocate plants to locations with less stringent regulations farther away from our facilities. We cannot estimate our costs of compliance or the timing of any costs associated with any new laws and regulations, or any material adverse effect that any new standards will have on customers and, consequently, on our operations.

We will be subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of mining operations.

Our operations will be subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

Our company, upon entering the frac sand mining business, will be, and oil and natural gas producers are, subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, our company will be, and oil and natural gas producers are, subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment and the effects that mining and hydraulic fracturing have on groundwater quality and availability. Our future success depends, among other things, on the quantity of our commercial silica and our ability to extract these deposits profitably, and potential customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements would be expensive and significantly lengthen the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public or other third parties or delay in the environmental review and permitting process also could impair or delay our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract mineral deposits), our cost structure or our customers’ ability to use our commercial silica products. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

In general, we will be obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We will be required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including the lack of availability, higher expense or unreasonable terms of such financial assurances, the ability of future financial assurance counterparties to increase required collateral and the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

Mine closures entail substantial costs and, if we close a mine sooner than anticipated, our results of operations may be adversely affected.

We will base our assumptions regarding the life of a mine on detailed studies that we will perform from time to time, but our studies and assumptions will not always prove to be accurate. If we close a mine sooner than expected, sales will decline, unless we are able to increase production at another mine, if we have such an additional mine or mines, which may not be possible. The closure of an open pit mine also involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. In our financial statements, we will accrue sums for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of a property. If we reduce the estimated life of a mine, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure, in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.

Risks Related to the Ownership of Our Common Stock

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

Currently, our sole officer owns approximately 55.6% of our outstanding common stock.  This concentration of voting control gives this person control over any matters which require a shareholder vote, including, without limitation, the election of directors, even if his interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control.  This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

We intend to pay dividends on our common stock, if and when we begin our proposed frac sand mining operations.  However, we cannot predict the timing of any such dividends.

We intend to pay dividends on our common stock, once we have commenced our proposed frac sand mining operations. However, we cannot predict the timing of any such dividends, nor can we assure you that our monies will be We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of our common stock will receive any cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of December 4, 2014, we have 42,152,742 shares of common stock outstanding. These shares of common stock are freely tradable, will be freely tradable upon the expiration of applicable holding periods, without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

In the future, we may also issue securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

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

SEC Rule 15g-9 establishes the definition of a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock will be considered a “penny stock” for the immediately foreseeable future. This classification may severely and adversely affect the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Leased Frac Sand Mine Property. In July 2013, our company, through a subsidiary, entered into three separate 30-year non-metallic mineral leases relating to contiguous properties located in Trempealeau County, Wisconsin, on which we propose to establish the Wisconsin Sand Mine. In total, the three properties contain approximately 550 acres, approximately 265 acres of which would be mined.

Corporate Office.  We lease a small office in Johnston, Iowa, at a monthly rental of $250.  We own office equipment necessary to conduct our current business.

ITEM 3.  LEGAL PROCEEDINGS

Currently, we are the plaintiff in a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Trempealeau Coutny Board of Supervisors, Jeff Bawek, George Brandt, Ed Patzner, Jr., Hensel Vold, Kathy Zeglin, John Doe, and Jane Doe, Case No. 14-CV-242 in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, we seek damages associated with the Committee’s refusal to grant our application for a permit to mine frac sand, in violation of our rights under the Fourteenth Amendment of the United States Constitution and 42 U.S.C. §1983. The outcome of this lawsuit cannot be predicted.

Currently, we are the plaintiff in a lawsuit styled AllEnergy Corp., et al. v. Trempealeau County Environment and Land Use Committee, Case No. 2013-CV-245, in the Trempealeau County Circuit Court, State of Wisconsin. We are, in a claim for certiorari relief, seeking the reversal of the Committee’s decision to deny us a permit to mine frac sand. We are unable to predict the outcome of this litigation.

In 2013, we settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which our company was the plaintiff. We sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant.

In 2013, we instituted arbitration proceedings against one of our former attorneys in a dispute over fees owed to such attorney, with respect to the lawsuit described in the immediately preceding paragraph. This arbitration was settled prior to a hearing.

In 2013, we instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement. This arbitration proceeding concluded in late 2013, with our company obtaining an award of $120,000. Currently, we are attempting to collect on such award.

ITEM 4.  MINE SAFETY DISCLOSURES

Once we begin frac sand mining operations, we will be required to provide information in our Annual Reports on Form 10-K concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets system under the trading symbol “AFSE”. The OTC Markets system is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Markets’ securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to an exchange and any prices quoted may not be a reliable indication of the value of our common stock.

The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by OTC Markets.

Period		High*	Low*
2010	First Quarter Second Quarter Third Quarter Fourth Quarter	$3.00 $2.45 $1.75 $.50	$.60 $.75 $.20 $.20
2011	First Quarter Second Quarter Third Quarter Fourth Quarter	$.30 $.35 $.40 $.135	$.15 $.15 $.065 $.05
2012	First Quarter Second Quarter Third Quarter Fourth Quarter	$1.93 $1.39 $.33 $.22	$.03 $.51 $.11 $.05
2013	First Quarter Second Quarter Third Quarter Fourth Quarter	$.09 $.035 $.045 $.04	$.0262 $.0135 $.0135 $.0123
2014	First Quarter Second Quarter Third Quarter	$.035 $.05 $.048	$.01 $.017 $.025
*
The foregoing prices have been adjusted to reflect a (a) 1-for-17 reverse split of our common stock occurring in September 2004, (b) a 1-share-for-every-2-shares forward split of our common stock occurring in May 2007 and (c) a 1-for-50 reverse split of our common stock occurring on January 17, 2012.

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On December 4, 2014, the number of record holders of our common stock, excluding nominees and brokers, was 266 holding 42,152,742 shares.

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

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2012, we did not issue unregistered securities that have not been reported previously.

Subsequent to December 31, 2012, we have issued unregistered securities that have not been reported previously, as follows:

1. (a) Securities Sold. In May 2014, a $25,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to William Holst III; (c) Consideration. Such promissory note was issued for $25,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

2. (a) Securities Sold. In May 2014, 25,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to William Holst III; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.05 per share, or $1,250, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

3. (a) Securities Sold. In July 2014, four promissory notes with an aggregate face amount of $40,000 were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Jeanette MacMillan ($16,000 face amount), Lucile Helpling ($8,000 face amount), Lynette Huth ($8,000 face amount) and Lauren MacMillan ($8,000 face amount); (c) Consideration. Such promissory notes were issued in exchange for previously issued promissory notes; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. Each of these purchasers was a sophisticated investor capable of evaluating an investment in our company.

4. (a) Securities Sold. In July 2014, four promissory notes with an aggregate face amount of $3,583.92 were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Jeanette MacMillan ($1,433.58 face amount), Lucile Helpling ($716.78 face amount), Lynette Huth ($716.78 face amount) and Lauren MacMillan ($716.78 face amount); (c) Consideration. Such promissory notes were issued in payment of accrued and unpaid interest under previously issued promissory notes; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. Each of these purchasers was a sophisticated investor capable of evaluating an investment in our company.

5. (a) Securities Sold. In July 2014, 200,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Jeanette MacMillan (80,000 shares), Lucile Helpling (40,000 shares), Lynette Huth (40,000 shares) and Lauren MacMillan (40,000 shares). (c) Consideration. Such shares were issued as additional interest under four promissory notes and were valued at $.04 per share, or $8,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. Each of these purchasers was a sophisticated investor capable of evaluating an investment in our company.

6. (a) Securities Sold. In July 2014, $10,000, $5,000 and $5,000 principal amount promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Dean E. Sukowatey; (c) Consideration. Such promissory notes were issued for $10,000, $5,000 and $5,000, respectively, in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

7. (a) Securities Sold. In July 2014, 100,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Dean E. Sukowatey; (c) Consideration. Such shares were issued as additional interest under three promissory notes and were valued at $.03707 per share, or $3,707, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

8. (a) Securities Sold. In July 2014, a $20,000 principal amount amended promissory note was issued; (b) Underwriter or Other Purchasers. Such amended promissory note was issued to Russell C. Duncan III; (c) Consideration. Such promissory note replaced a previously issued $20,000 face amount promissory note; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

9. (a) Securities Sold. In July 2014, 40,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Russell C. Duncan III; (c) Consideration. Such shares were issued as additional interest under an amended promissory note and were valued at $.04 per share, or $1,600, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

10. (a) Securities Sold. In August 2014, $2,000, $3,000 and $5,000 principal amount promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to Dean E. Sukowatey; (c) Consideration. Such promissory notes were issued for $2,000, $3,000 and $5,000, respectively, in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

11. (a) Securities Sold. In August 2014, 50,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Dean E. Sukowatey; (c) Consideration. Such shares were issued as additional interest under three promissory notes and were valued at $.025 per share, or $1,250, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

12. (a) Securities Sold. In August 2014, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Brad Knaack; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

13. (a) Securities Sold. In August 2014, 250,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.028 per share, or $7,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

14. (a) Securities Sold. In August 2014, 400,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack (200,000 shares) and Ed Cable (200,000); (c) Consideration. Such shares were issued as directors’ bonuses and were valued at $.028 per share, or $11,200, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were accredited investors.

15. (a) Securities Sold. In August 2014, 15,050,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Dean E. Sukowatey (10,000,000 shares), Mark Riley (2,000,000 shares), William Holst (2,000,000 shares) and Brad Knaack (1,050,000 shares); (c) Consideration. Such shares were issued as performance bonuses and were valued at $.028 per share, or $421,400, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were accredited investors.

16. (a) Securities Sold. In August 2014, 500,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack; (c) Consideration. Such shares were issued on conversion of a convertible promissory note at a conversion price of $.01 per share, or $5,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

17. (a) Securities Sold. In August 2014, 450,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Cheryl Knaack; (c) Consideration. Such shares were issued on conversion of a convertible promissory note at a conversion price of $.01 per share, or $4,500, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

18. (a) Securities Sold. In September 2014, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Cameron Rail Site, LLC; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

19. (a) Securities Sold. In September 2014, 200,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Cameron Rail Site, LLC; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.03 per share, or $6,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

20. (a) Securities Sold. In September 2014, $25,000 and $50,000 principal amount promissory notes were issued; (b) Underwriter or Other Purchasers. Such promissory notes were issued to William Holst III; (c) Consideration. Such promissory notes were issued for $25,000 and $50,000, respectively, in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

21. (a) Securities Sold. In September 2014, 75,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to William Holst III; (c) Consideration. Such shares were issued as additional interest under two promissory notes and were valued at $.0383 per share, or $2,875, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

22. (a) Securities Sold. In October 2014, a $300,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Vertical Holdings, LLC; (c) Consideration. Such promissory note was issued in connection with a loan and security agreement; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

23. (a) Securities Sold. In October 2014, (1) 1,000,000 Series A warrants, (2) 1,000,000 Series B warrants, (3) 1,000,000 Series C warrants and (4) 1,000,000 Series D warrants to purchase like numbers of shares of our common stock were issued. (b) Underwriter or Other Purchasers. Such Series A warrants, Series B warrants, Series C warrants and Series D warrants were issued to Vertical Holdings, LLC. (c) Consideration. Such Series A warrants, Series B warrants, Series C warrants and Series D warrants were issued as consideration under a loan and security agreement. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor. (e) Terms of Conversion or Exercise. The exercise prices of the Series A warrants, Series B warrants, Series C warrants and Series D warrants are $.10 per share, $.20 per share, $.30 per share, $.40 per share, respectively, and include a provision for cashless exercise.  The Series A warrants, Series B warrants, Series C warrants and Series D warrants are exercisable until October 14, 2019.

24. (a) Securities Sold. In October 2014, a $150,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Dean E. Sukowatey; (c) Consideration. Such promissory note was issued for $150,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

25. (a) Securities Sold. In October 2014, 150,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Dean E. Sukowatey; (c) Consideration. Such shares were issued as additional interest under a promissory note and were valued at $.03 per share, or $4,500, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

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

•
Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

2011 Transactions

Change in Control. In August 2011, our company, certain of our affiliates and certain third parties entered into and completed a series of transactions (collectively, the “2011 Transaction”).  Pursuant to the 2011 Transaction, one of our officers and directors obtained control of our company. However, our management did not change in connection with the 2011 Transaction.

Change of Business Plan. In connection with the 2011 Transaction and because we had been unable to acquire an ethanol plant, our management has changed our plan of business from the acquisition of an ethanol plant to the exploration, development, acquisition and production of crude oil and natural gas within the United States.

Reverse Split. On August 12, 2011, our board of directors authorized a 50-to-1 reverse split of our outstanding common stock. The effective date of this reverse split was January 17, 2012.

Financing Transactions and Issuances of Securities. In connection with the 2011 Transaction, we entered into a series of financing-related agreements and issued securities thereunder.  These agreements, as well as the remaining outstanding securities associated therewith, have been cancelled by separate agreements. See “Financial Condition” hereunder.

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

Access to Capital.  During 2012, we have derived needed capital for our oil and gas acquisition and operations from the exercise of certain stock options and loans from third parties.

2013 Transactions

Pursuit of Oil-and-Gas-Related Opportunities.  During 2013, in addition to operating our oil wells, we pursued the acquisition of a frac sand mine or a permit for the establishment of such a mine.

Access to Capital.  During 2013, we derived needed capital for our oil and gas operations and our frac sand mining efforts from our operations and from loans from third parties.

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

Focus on Frac Sand Mine Acquisition. With the sale of our only oil-producing property in May 2014, all of our efforts are now focused on obtaining a permit to mine frac sand (the Wisconsin Sand Permit) on property located in Trempealeau County in Western Wisconsin.  There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

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

Recently Issued Accounting Pronouncements. The FASB issued Accounting Standards Update No 2013-02 “Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2013. The Company has adopted this amendment as of the effective date; however the adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

Currently, there are no other new accounting pronouncements that were issued to be effective in 2012 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Results of Operations

For 2012 and 2011, we incurred a net loss of $1,096,680 and $554,215, respectively.  For 2012, our monthly cash operating expenses, which include costs associated with the pursuit of business opportunities, averaged approximately $20,000.  Should we be successful in obtaining the Wisconsin Sand Permit, our operating expenses will increase, although we are unable to predict the amount of such increase.

Revenues.  During 2012 and 2011, we generated $29,445 and $-0- revenues, respectively.  Our 2012 revenues were derived from our oil production operations.  However, because we sold our sole production oil and gas lease in May 2014, to focus on obtaining the Wisconsin Sand Permit, unless and until we obtain the Wisconsin Sand Permit, we expect that our operations will generate revenues.  We cannot predict whether we will be successful in these efforts.

Expenses.  Our operating expenses during the years ended December 31, 2012 and 2011, were $980,959 and $355,681, respectively.  Our non-cash operating expenses, which include stock issued for services, beneficial conversion expense and warrant expense, totaled $500,961 and $46,571 for those years, respectively.

Financial Condition

At December 31, 2012, we had $13,649 in cash and a working capital deficit of $983,270.  While our cash position improved by $10,671 from December 31, 2011, levels, our working capital deficit increased by $95,952 compared to December 31, 2011.   Currently, we possess approximately $100,000 in cash.  We will be required to obtain additional significant capital, in order to continue our efforts in obtaining the Wisconsin Sand Permit.  There is no assurance that we will be able to secure enough funding to complete these efforts.

At December 31, 2012, our company’s investment of $6,650 in a Louisiana oil and gas property appears as a write-off in the accompanying financial statements, due to the uncertainty with respect to our recouping such investment.

During 2012, pursuant to the debt conversion agreement, one of our officers agreed to convert, and did so convert, $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, for a total of 15,497,101 shares.

Further, during 2012, we obtained a total of $358,000 in loans for use in our operations and acquiring oil and gas opportunities, as well as $205,900 from the exercise of certain stock options.  Since December 31, 2012, we have obtained a total of approximately $1 million in loans for use in our operations, including our efforts in obtaining the Wisconsin Sand Permit.

Pursuant to a series of agreements, in February 2013, certain promissory notes and warrants were cancelled and all principal and accrued interest extinguished, as follows: $16,800 promissory note, 8,000,000 Series A Warrants and 8,000,000 Series B Warrants; $88,200 promissory note, 42,000,000 Series A Warrants and 42,000,000 Series B Warrants; $17,800 promissory note, 8,476,190.48 Series A Warrants and 8,476,190.48 Series B Warrants; $10,000 promissory note, 4,761,904.76 Series A Warrants and 4,761,904.76 Series B Warrants; $77,200 promissory note, 36,761,904.76 Series A Warrants and 36,761,904.76 Series B Warrants; $12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $100,000 promissory note and $10,000 promissory note; $10,000 promissory note; $12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $5,000 promissory note and $5,000 promissory note; and $100,000 promissory note and $10,000 promissory note.

Currently, we apply all of our available capital to our efforts in obtaining a permit to mine frac sand.  From the May 2014 sale of our only producing oil and gas lease, we derived $275,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing efforts in obtaining the Wisconsin Sand Permit. There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the Wisconsin Sand Permit.

Management’s Plans Relating to Future Liquidity

We will require significant additional capital with which to, first, obtain the Wisconsin Sand Permit to mine frac sand on property located in Trempealeau County in Western Wisconsin and, then, to begin commercial production of frac sand thereon.  While our management believes we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete such objectives, there is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain the required permit.

In addition, we will require additional funds, in order to sustain our operations through the remainder of 2014 and all of 2015. We believe we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. We do not have a current commitment for an equity investment or a loan in any amount.

Capital Expenditures

During 2012, we made $257,923 in capital expenditures. During 2011, we made $131,650 in capital expenditures, including $125,000 in acquiring our interest in Treaty Belize Energy LTD and $6,650 in acquiring our interest in our Louisiana property, which investments appear as write-offs in the accompanying financial statements.

Due to the uncertainty of our obtaining the Wisconsin Sand Permit, we cannot predict the amount of our future capital expenditures, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements appear at the end of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of December 31, 2012, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Our chief executive officer, also serving as acting chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2012, our principal officer identified material weaknesses in our internal control over financial reporting.  A recognized material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the officers and directors of All Energy Corporation.

Name	Age	Position(s)
Dean E. Sukowatey Ed Cable Brad Knaack	62 68 40	President, Acting Chief Financial Officer, Secretary and Director Chief Operating Officer and Director Director

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

Dean E. Sukowatey has served as President, Acting Chief Financial Officer, Secretary and Director of our company since January 2007, having served in similar capacities for our subsidiary predecessor corporation, ALL Energy Company, since its inception in August 2006.  Mr. Sukowatey has 19 years’ experience on Wall Street as a broker, trader, fund manager and consultant at several firms, including Merrill Lynch, Paine Webber, Lehman Brothers and A.G. Edwards. For more than the five years prior to becoming ALL Energy Company’s president in August 2006, he managed two private funds and provided consulting and investment banking services. Mr. Sukowatey graduated from the University of Wisconsin with a B.S. degree in Microbiology.

Brad Knaack has served as a Director of our company since March 2010.  From 1990 to the present, Mr. Knaackk has been the proprietor of a Correctionville, Iowa-based agronomy business specializing in seed sales to farmers. Also, from 2001 to the present, Mr. Knaack has served as Aviation Manager for Prince Manufacturing Corporation, a North Sioux City, South Dakota-based manufacturer of custom hydraulic cylinders and components. Mr. Knaack earned a B.A. degree in Industrial Technology from the University of Northern Iowa, Cedar Falls, Iowa.

Edward L. Cable has served as a Director of our company since May 2013.  For more than the past 10 years, Mr. Cable has been the owner and president of an Elk Point, South Dakota-based construction consulting firm. Mr. Cable earned a Bachelor of Architecture degree from Iowa State University, Ames, Iowa.

Board of Directors

Our full board or directors met on one occasion; the board of directors took action by unanimous written consent in lieu of a meeting on 12 occasions.

Audit Committee

There currently does not exist an audit committee of our board of directors. However, our current board intends to form such a committee in the future and will appoint an independent director to serve on such committee who qualifies as an audit committee financial expert. This person shall be independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of All Energy Corporation at any time during the years ended December 31, 2012, 2011 and 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2012, 2011 and 2010. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2012	240,000(1)	---	---	---	---	---	---	240,000(1)
President and Acting Chief Financial Officer	2011	240,000(2)	---	---	---	---	---	---	240,000(2)
	2010	240,000(3)	---	---	---	---	---	---	240,000(3)

James R. Broghammer	2010	---	---	---	---	---	---	---	---
Former Chief Operating Officer

    (1)           All of this amount was accrued.
    (2)           $40,000 of this amount was accrued.  The balance of such amount was, during 2011, subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.
    (3)           $240,000 of Mr. Sukowatey’s salary was accrued and unpaid.  During 2011, such amount was subsumed into a Debt Conversion Agreement between our company and Mr. Sukowatey.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

In August 2011, we entered into an amended and restated employment agreement with our sole officer, Dean E. Sukowatey.  Pursuant to this amended and restated employment agreement, Mr. Sukowatey was due a salary of up to $240,000 per year (beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closed on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter).  Mr. Sukowatey’s compensation is no longer connected to the acquisition of an ethanol plant, pursuant to a second amended and restated employment agreement with this officer.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2012, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2012, 2011 and 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CURRENT DIRECTORS
Dean E. Sukowatey 2012 2011 2010	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Brad Knaack 2012 2011 2010	--- --- ---	92,000(1) --- 2,000(2)	--- --- ---	--- --- ---	--- --- ---	--- --- ---	92,000(1) --- 2,000(2)
Edward L. Cable 2012 2011 2010	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
FORMER DIRECTOR
James R. Broghammer 2012 2011 2010	--- --- ---	92,000(1) --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	92,000(1) --- ---

(1) This amount relates to stock awards made in 2012. (2) This amount relates to a stock award made in 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof.  Specifically, in the table below, it is assumed that all outstanding convertible notes and warrants will be converted and exercised, respectively, within 60 days from the date of this Annual Report.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect a person’s actual voting power at any particular date.

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

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
Dean E. Sukowatey	30,632,101 (2)	57.52%
Edward L. Cable	200,000	*
Brad Knaack	2,569,770	4.82%
ALL Energy Company (3)	141,000	*
All directors and executive officers, including ALL Energy Company, as a group (4 persons)	33,542,871 (2)	62.99%
5% Owners
Vertical Holdings, LLC (4) 9337 Katy Freeway, #296 Houston, Texas 77024	4,000,000 (5)	7.51%
     *           Less than 1%.
    (1)           Based on 53,252,742 shares of our common stock outstanding, which number of shares includes a total of 11,100,000 shares underlying derivative securities, as detailed in the remainder of the footnotes to this table.
    (2)           7,100,000 of these shares have not been issued.  These shares underlie convertible promissory notes.
    (3)           ALL Energy Company is a wholly-owned subsidiary of ALL Energy Corporation.
    (4)           Kevan Casey in the owner of this entity.
    (5)           None of these shares has been issued.  These shares underlie currently exercisable warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2014

Issuances of Promissory Notes. In July 2014, we issued three separate promissory notes with aggregate face amounts of $20,000 to Dean E. Sukowatey, our President, in consideration of his loans to our company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which we close a funding transaction that provides capital to us in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) July 2016.

In August 2014, we issued three separate promissory notes with aggregate face amounts of $5,000 to Mr. Sukowatey in consideration of his additional loans to our company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which we close a funding transaction that provides capital to us in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) August 2016.

Also in August 2014, we issued a promissory note with a face amount of $50,000 to Brad Knaack, one of our directors, in consideration of his loan to our company of such amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which we close a funding transaction that provides capital to us in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) August 2016.

In October 2014, we borrowed $150,000 from Mr. Sukowatey, through the issuance of a promissory note. Such promissory note has an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note is paid in full, with an interest rate cap of 18.00%.  An interest only payment is due in October 2015, with a balloon payment of the entire outstanding balance, including accrued interest, payable in October 2017.

Common Stock Issued as Additional Interest. In July 2014, we issued a total of 100,000 shares of common stock as additional interest under promissory notes to Dean E. Sukowatey, our President, which shares were valued at an average per share price of $.03715, an aggregate value of $3,715.

In August 2014, we issued a total of 50,000 shares of common stock as additional interest under promissory notes to Mr. Sukowatey, which shares were valued at an average per share price of $.025, an aggregate value of $1,250.

Also in August 2014, we issued 250,000 shares of common stock to Brad Knaack, one of our directors, which shares were valued at a per share price of $.028, an aggregate value of $7,000.

Common Stock Issued for Director Bonuses. In August 2014, we issued a total of 400,000 shares of our common stock as bonuses to two of our directors, Brad Knaack (200,000 shares) and Edward Lee Cable (200,000 shares). These shares were valued at $.028 per share, or $11,200, in the aggregate.

Common Stock Issued for Performance Bonuses. In August 2014, we issued 10,000,000 shares to Dean E. Sukowatey, our President, as a performance bonus.  These shares were valued at $.028 per share, or $280,000, in the aggregate. Also in August 2014, we issued 1,050,000 shares Brad Knaack, one of our directors, as a performance bonus.  These shares were valued at $.028 per share, or $29,400, in the aggregate.

Common Stock Issued Pursuant to Convertible Promissory Notes. In August 2014, $5,000 of indebtedness evidenced by a convertible promissory note was converted by Brad Knaack, one of our directors, into 500,000 shares of common stock, a per share conversion price of $.01.

Revised Employment Agreement. We entered into a revised employment agreement with Dean E. Sukowatey, our President.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays Mr. Sukowatey an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

2013

Issuances of Promissory Notes. In September 2013, we borrowed $125,000 from Dean E. Sukowatey, our President, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from our company’s sale of our oil and gas lease.

Common Stock Issued for Director Bonuses. In September 2013, we issued a total of 300,000 shares of common stock as bonuses to two of our directors, Brad Knaack (150,000 shares) and James R. Broghammer (150,000 shares), who has since resigned as a director. These shares were valued at $.07 per share, or $21,000, in the aggregate.

2012

Debt Conversion Agreement. In January 2012, Dean E. Sukowatey, our President converted $520,850 in debt into 15,097,101 shares of common stock, pursuant to a debt conversion agreement.

Common Stock Bonuses. During 2012, we issued a total of 100,000 shares of common stock as bonuses to two of our directors, Brad Knaack (50,000 shares) and James R. Broghammer (50,000 shares), who has since resigned as a director. These shares were valued at $1.54 per share, or $154,000, in the aggregate.

2011

Loan from Director.  In April 2011, one of our directors, Brad Knaack, loaned $5,000 to our company.  On the date of issuance, the promissory note issued to Mr. Knaack was convertible into a total of 500,000 shares of our common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and was convertible, at the director’s option, into shares of our common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012. In August 2014, Mr. Knaack converted all $5,000 of this debt into 500,000 shares of common stock.

Employment Agreement.  In August 2011, we entered into an amended and restated employment agreement with our sole officer, Dean E. Sukowatey.  Pursuant to this amended and restated employment agreement, Mr. Sukowatey was due a salary of up to $240,000 per year (beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closed on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter).  Mr. Sukowatey’s compensation is no longer connected to the acquisition of an ethanol plant, pursuant to a second amended and restated employment agreement with this officer.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

2011 Transaction.  In August 2011, we and certain of our affiliates and certain third parties entered into and completed a series of transactions (the 2001 Transaction).

Change in Control.  Pursuant to the 2011 Transaction, one of our officers and directors, Dean E. Sukowatey, obtained control of our company.  However, management of our company did not change in connection with the 2011 Transaction.

Financing Transaction and Issuance of Securities. As part of the 2011 Transaction, we issued:

•
Convertible promissory notes with an aggregate principal amount of $220,700.  Upon issuance, these convertible promissory notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of our common stock at a conversion rate of $0.0345 per share. In February 2013, these promissory notes were cancelled;

•
Series A Warrants that provided the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. In February 2013, these warrants were cancelled; and

•
Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.375 per share. In February 2013, these warrants were cancelled.

Additionally, the 2011 Transaction triggered an adjustment to the conversion price in our previously outstanding convertible promissory notes [original principal amounts of $65,000 ($47,500 current principal amount) and $35,000] from a variable conversion price to a fixed conversion price of $0.0345 per share.  In connection with the 2011 Transaction, these previously outstanding convertible promissory notes were assigned to new third party investors. In February 2013, these promissory notes were cancelled.

Extensions of Promissory Notes.  In connection with the 2011 Transaction, we issued a total of 200,000 shares of our common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates on convertible promissory notes with an aggregate principal amount of $103,000 from payable on demand to payable on September 1, 2012. In February 2013, these shares of common stock were cancelled.

Debt Conversion Agreement.  Prior to the 2011 Transaction, we owed our sole officer, Dean E. Sukowatey, a total of $535,650 in accrued and unpaid salary.  In connection with the 2011 Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary.  Pursuant to the debt conversion agreement, this officer agreed to convert, and did so convert, the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, a total of 15,497,101 shares.  The debt conversion agreement was amended once, pursuant to which amendment Mr. Sukowatey converted $13,800 of the accrued and unpaid salary amount into shares of common stock prior to the effective time of the 1-for50 reverse split.

Lock-up Agreement.  In connection with the debt conversion agreement, our company and this same officer entered into a lock-up agreement with respect to the shares that have been and are to be issued to the officer under the debt conversion agreement.  The lock-up period has expired.

Amended and Restated Employment Agreement.  In connection with the 2011 Transaction, our company and this same officer entered into an amended and restated employment agreement.  Pursuant to this amended and restated employment agreement, we are to pay this officer up to $240,000 per year as follows: beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until we close on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter.  This officer’s compensation is no longer connected to the acquisition of an ethanol plant.  This amended and restated employment agreement expires in August 2019.

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

Employment Agreements. In December 2009, we entered into employment agreements with two of our officers, Mr. Sukowatey and James R. Broghammer.  As discussed above, Mr. Sukowatey’s employment agreement has been amended.  Mr. Broghammer’s employment agreement was terminated, upon his resignation in March 2013.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. See Item 10.  Directors, Executive Officers and Corporate Governance.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and 2011, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$16,000	$19,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2012 and 2011
•	Statements of Operations for the Years Ended December 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2012
•	Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2012
•	Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2012
•	Notes to Financial Statements

2.	Financial Statement Schedules

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
_____________________
  * filed herewith.
** furnished herewith.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on December 11, 2014, on its behalf by the undersigned, thereunto duly authorized.

ALL ENERGY CORPORATION

Date	By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on December 11, 2014, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey President (principal executive officer), Secretary, Acting Chief Financial Officer (principal financial officer) and Director

/s/ BRAD KNAACK
Brad Knaack Director

/s/ EDWARD L. CABLE
Edward L. Cable Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

To the Board of Directors and Shareholders of All Energy Corporation

We have audited the accompanying consolidated balance sheets of All Energy Corporation (a development stage company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2012. All Energy Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Energy Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations, negative cash flows from operating activities and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.
Plano, Texas
December 11, 2014

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$13,649	$2,978
Total current assets	13,649	2,978
Property and equipment - at cost
Oil and gas properties (full cost method)	264,573	6,650
Equipment	3,333	3,333
Less accumulated depreciation and amortization	(12,711)	(2,990)
Total property and equipment - net	255,195	6,993
Total assets	$268,844	$9,971
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$92,695	$76,831
Accrued expenses - related party	353,895	70,734
Notes payable and convertible notes, net of unamortized discounts of $124,142	480,329	201,381
Notes payable - related parties	70,000	541,350
Total current liabilities	996,919	890,296
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 22,887,413 and 1,820,196 shares issued in 2012 and 2011, respectively, and 22,746,413 and 1,679,196 shares outstanding in 2012 and 2011, respectively	228,874	18,202
Additional paid-in capital	18,187,865	17,149,607
Treasury stock, at cost; 141,000 and 141,000 shares in 2012 and 2011, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,520,870)	(11,424,190)
Total stockholders’ equity (deficit)	(728,075)	(880,325)
Total liabilities and stockholders’ equity (deficit)	$268,844	$9,971
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Year Ended 12/31/12		Year Ended 12/31/11	Period from Commencement of Development Stage (June 7, 2004) to 12/31/12 (unaudited)

Revenues	$29,445	$	---	$37,537
Operating Costs and Expenses
Consulting	53,950		15,022	7,825,853
Legal and professional	159,098		38,189	1,471,798
Rent	3,900		---	3,900
Depreciation and amortization	9,721		767	18,637
Impairment charge	---		---	333,540
General and administrative	754,290		301,703	3,011,728
Total operating expenses	980,959		355,681	12,665,456
Other income (expense)
Beneficial conversion expense	---		(3,889)	(171,000)
Interest expense	(28,194)		(31,545)	(132,203)
Interest income	30		16	51,404
Rental income	---		---	66,250
Loss on sale of investment	(6,650)		(125,000)	(131,650)
Equity loss in subsidiary	---		---	(233,340)
Loss on sale of land	---		---	(1,278)
Convertible debt/warrant expense	(110,352)		(41,382)	(151,734)
Forgiveness of debt	---		3,266	97,831
Total other income (expense)	(145,166)		(198,534)	(605,720)
Net loss	$(1,096,680)		$(554,215)	$(13,233,639)
Income (loss) per share:
Basic and diluted	$(0.05)		$(0.50)
Weighted average number of shares outstanding:
Basic and diluted	19,939,068		1,416,851

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable		Subscription Receivable		Treasury Stock		Accumulated Deficit	Deficit Accumulated during Development Stage		Stockholder’s (Deficit) Equity
Balance, 6/7/04	35,179	$352	$6,403,188	$	---	$	---	$	---	$(6,423,944)	$	---	$(20,404)
Stock issued for services at $17.00 per share	15,000	150	254,850		---		---		---	---		---	255,000
Stock issued for services at $8.35 per share	3,000	30	24,970		---		---		---	---		---	25,000
Stock issued at $7.00 per share	7,143	71	49,929		(50,000)		---		---	---		---	---
Contributions from stockholders	---	---	20,754		---		---		---	---		---	20,754
Net loss	---	---	---		---		---		---	---		(284,350)	(284,350)
Balance, 12/31/04	60,322	603	6,753,691		(50,000)		---		---	(6,423,944)		(284,350)	(4,000)
Net loss	---	---	---		---		---		---	---		(100)	(100)
Balance, 12/3105	60,322	603	6,753,691		(50,000)		---		---	(6,423,944)		(284,450)	(4,100)
Stock issued for bonus at $1.15 per share	67,500	675	75,825		---		---		---	---		---	76,500
Stock issued for bonus at $1.35 per share	3,000	30	3,970		---		---		---	---		---	4,000
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for legal services at $1.35 per share	15,000	150	19,850	---	---	---	---	---	20,000
Stock issued for services at $1.35 per share	1,500	15	1,985	---	---	---	---	---	2,000
Stock issued for web page assets at $1.35 per share	39,000	390	51,610	---	---	---	---	---	52,000
Contributions from stockholder	---	---	600	---	---	---	---	---	600
Net loss	---	---	---	---	---	---	---	(155,000)	(155,000)
Balance, 12/31/06	186,322	1,863	6,907,531	(50,000)	---	---	(6,423,944)	(439,450)	(4,000)
Stock issued for bonus at $1.30 per share	60,000	600	79,400	---	---	---	---	---	80,000
Stock issued in acquisition	759,990	7,599	1,626,156	---	---	---	---	---	1,633,755
Stock issued for services at $33.50 per share	7,800	78	262,122	---	---	---	---	---	262,200
Stock issued for services at $37.50 per share	3,000	30	112,470	---	---	---	---	---	112,500
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for cash at $50.00 per share	1,500	15	74,985	---	---	---	---	---	75,000
Stock issued as bonus at $50.00 per share	600	6	29,994	---	---	---	---	---	30,000
Stock issued for cash on option exercise at $32.00 per share	1,000	10	31,776	---	---	---	---	---	31,786
Stock issued in private offering for cash at $39.50 per share	7,192	72	285,578	---	---	---	---	---	285,650
Treasury stock	---	---	---	---	---	(150,000)	---	---	(150,000)
Warrants	---	---	6,075,213	---	---	---	---	---	6,075,213
Net loss	---	---	---	---	---	---	---	(7,195,819)	(7,195,819)
Balance, 12/3107	1,027,314	10,273	15,485,225	(50,000)	---	(150,000)	(6,423,944)	(7,635,269)	1,236,285
Stock issued for services at $27.00 per share	20,000	200	539,800	---	---	---	---	---	540,000
Shares cancelled	(24,760)	(248)	248	---	---	---	---	---	---
Stock bonus at $27.50 per share	1,500	15	41,385	---	---	---	---	---	41,400
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for cash at $24.50 per share	8,100	81	196,558	---	---	---	---	---	196,639
Additional paid-in capital related to stock compensation	---	---	285,780	---	---	---	---	---	285,780
Stock issued for services at $30.00 per share	333	3	9,997	---	---	---	---	---	10,000
Net loss	---	---	---	---	---	---	---	(2,127,985)	(2,127,985)
Balance, 12/31/08	1,032,488	$10,324	$16,558,993	$(50,000)	---	$(150,000)	$(6,423,944)	$(9,763,254)	$182,119
Additional paid-in capital related to stock compensation	---	---	57,192	---	---	---	---	---	57,192
Beneficial conversion	---	---	60,000	---	---	---	---	---	60,000
Shares cancelled	(20,000)	(200)	200	---	---	---	---	---	---
Net loss	---	---	---	---	---	---	---	(649,421)	(649,421)
Balance, 12/31/09	1,012,488	$10,124	$16,676,385	$(50,000)	---	$(150,000)	$(6,423,944)	$(10,412,675)	$(350,110)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Beneficial conversion	---	---	111,000	---	---	---	---	---	111,000
Stock issued on conversion of note payable at $.15 per share	50,167	502	6,998	---	---	---	---	---	7,500
Stock issued for cash at $.50 per share	100,000	1,000	49,000	---	---	---	---	---	50,000
Stock issued for services at $.50 per share	130,000	1,300	63,700	---	---	---	---	---	65,000
Stock issued for bonuses at $2.00 per share	1,000	10	1,990	---	---	---	---	---	2,000
Net loss	---	---	---	---	---	---	---	(457,300)	(457,300)
Balance, 12/31/10	1,293,655	$12,936	$16,909,073	$(50,000)	---	$(150,000)	$(6,423,944)	$(10,869,975)	$(571,910)
Issuance of warrants	---	---	220,900	---	---	---	---	---	220,900
Stock issued for services at $.50 per share	1,000	10	490	---	---	---	---	---	500
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for debt extension agreements at $.50 per share	4,000	40	760	---	---	---	---	---	800
Stock issued for debt at $.082 per share	121,538	1,216	8,784	---	---	---	---	---	10,000
Stock issued for debt conversion at $.0345 per share	400,000	4,000	9,800	---	---	---	---	---	13,800
Net loss	---	---	---	---	---	---	---	(554,215)	(554,,215)
Balance, 12/31/11	1,820,196	$18,202	$17,149,607	$(50,000)	---	$(150,000)	$(6,423,944)	$(11,424,190)	$(880,325)
Issuance of options	---	---	39,911	---	---	---	---		39,911
Stock issued for debt extension agreements at $.182 per share	346,000	3,460	60,240	---	---	---	---	---	63,700
Stock issued for debt conversion at $.0345 per share	15,097,101	150,971	369,879	---	---	---	---	---	520,850
Stock issued for debt conversion at $.0345 per share	3,799,116	37,991	93,078	---	---	---	---	---	131,069
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable	Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for debt conversion at $.01 per share	50,000	500	---	---	---	---	---	---	500
Stock issued for professional services at $.159 per share	490,000	4,900	73,100	---	---	---	---	---	78,000
Stock issued for stock option exercise at $1.50 per share	200,000	2,000	298,000	---	(150,000)	---	---	---	150,000
Cash paid for subscription receivable	---	---	---	---	22,368	---	---	---	22,368
Stock issued for stock option exercise at $.11 per share	200,000	2,000	20,532	---	---	---	---	---	22,532
Stock issued for consulting services at $.10 per share	200,000	2,000	18,000	---	---	---	---	---	20,000
Stock issued for stock option exercise at $.10 per share	110,000	1,100	9,900	---	---	---	---	---	11,000
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable		Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for bonuses at $1.54 per share	100,000	1,000	153,000	---		---	---	---	---	154,000
Stock issued for bonuses at $.07 per share	300,000	3,000	18,000	---		---	---	---	---	21,000
Stock issued for note extensions at $.08 per share	175,000	1,750	12,250	---		---	---	---	---	14,000
Adjustment for change in stock price for options	---	---	(127,632)	---		127,632	---	---	---	---
Net loss	---	---	---	---		---	---	---	(1,096,680)	(1,096,680)
Balance, 12/31/12	22,887,413	$228,874	$18,187,865	$(50,000)	$	---	$(150,000)	$(6,423,944)	$(12,520,870)	$(728,075)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Year Ended 12/31/12	Year Ended 12/31/11	Period from Commencement of Development Stage (June 7, 2004) to 12/31/12 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,096,680)	$(554,215)	$(13,233,639)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	3,266	97,831
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	9,721	767	18,637
Options issued for compensation and services	39,511	---	7,039,096
Stock issued for services and compensation and services	350,700	1,300	1,595,345
Impairment charge	---	---	333,540
(Increase) decrease in prepaids	---	18,807	(87,820)
Non-cash beneficial conversion expense	---	3,889	171,000
Debt discount amortization	110,352	41,382	151,734
Loss on investments	---	125,000	125,000
Increase in accounts payable	301,090	222,989	820,857
Net cash used for operating activities	(285,306)	(136,815)	(2,952,469)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	---	(125,000)	(125,000)
Investment in oil and gas property	(257,923)	(6,650)	(264,573)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction in progress	---	---	(193,720)
Net cash used for investing activities	(257,923)	(131,650)	(1,036,675)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2012

	Year Ended 12/31/12		Year Ended 12/31/11		Period from Commencement of Development Stage (June 7, 2004) to 12/31/12 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash		205,900		---	2,909,523
Principal payments on related party advances		---		---	(3,988)
Proceeds from (payments on) notes payable - related party		(10,000)		7,000	68,000
Proceeds from notes payable - third party		358,000		290,700	748,700
Payments on note payable - related party		---		(57,500)	(57,500)
Proceeds from long-term debt, net of deferred borrowing costs		---		---	483,120
Purchase of treasury stock		---		---	(150,000)
Contributions from shareholders		---		---	950
Net cash provided by financing activities		553,900		240,200	3,998,805
NET CHANGE IN CASH		10,671		(28,265)	9,661
Cash, beginning of period		2,978		31,243	3,988
Cash, end of period		$13,649		$2,978	$13,649

Supplemental information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.

In May 2014, the Company sold all of its interest in its only producing oil and gas lease containing two producing wells. With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. See Note 6 - Change of Business Plan and Note 24 - Subsequent Events.

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

Loss per Share

Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2012, the Company had the following dilutive common stock equivalents outstanding:

–
10,050,000 shares underlying convertible promissory notes payable to related parties (subsequent to December 31, 2012, 950,000 of such shares were issued pursuant to note conversions [see “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 24 – Subsequent Events] and a promissory note convertible into 2,000,000 of such shares was replaced with a non-convertible promissory note [see “Issuances of Promissory Notes - 2014” under Note 24 – Subsequent Events]).

–
11,487,971 shares underlying convertible promissory notes payable to third parties (subsequent to December 31, 2012, all of such convertible promissory notes were cancelled).  See “Cancellation Agreements” under Note 24 – Subsequent Events.

–	2,000,000 shares underlying Series A Warrants (subsequent to December 31, 2012, all of such Series A Warrants were cancelled). See “Cancellation Agreements” under Note 24 – Subsequent Events.

–	2,000,000 shares underlying Series B Warrants (subsequent to December 31, 2012, all of such Series B Warrants were cancelled). See “Cancellation Agreements” under Note 24 – Subsequent Events.

Reverse Split

In January 2012, the Company effected a 1-for-50 reverse split of its common stock.  Historical share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split.  See “Reverse Split of Common Stock” under Note 18 - Capital Stock.

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

The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction. The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. See Note 2 – Going Concern.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Share Based Payment.  This Statement requires that transactions in which a company exchanges its equity instruments for goods or services be accounted for using the fair-value method.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and natural gas reserves are capitalized. For the oil and gas property, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

(a)
The present value of estimated future net revenues computed by applying current prices of oil and natural gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus

(b)           The cost of properties not being amortized; plus

(c)	The lower of cost or estimated fair market value of unproven properties included in the costs being amortized; less

(d)	Income tax effects related to differences between the book and tax basis of the properties.

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. No impairment of oil and gas properties charge was recorded for 2012.

Accounting for Asset Retirement Obligations

The Company adopted ASC Topic 410-20, "Accounting for Asset Retirement Obligations" on December 31, 2012. This statement requires the recording of a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to plug and abandon our oil and gas wells. The actual costs could be higher or lower than current estimates. There is no obligation recorded, since the well was sold in May 2014, there was no obligation in conjunction with the disposal.

Revenue Recognition

The Company follows the “sales” (takes or cash) method of accounting for oil and natural gas revenues. Under this method, the Company recognizes revenues on oil and natural gas production as it is taken and delivered to the purchasers.

Recently Issued Accounting Pronouncements

The FASB issued Accounting Standards Update No 2013-02 “Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2013. The Company has adopted this amendment as of the effective date; however the adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

Currently, there are no other new accounting pronouncements that were issued to be effective in 2012 or subsequent thereto that would have a material impact on the Company’s financial reporting.

NOTE 2 — GOING CONCERN

The Company incurred losses totaling $(13,233,639) through December 31, 2012, and, at December 31, 2012, had a working capital deficit of $938,270.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

NOTE 3 — RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to a common classification for the current year.

NOTE 4 — MANAGEMENT’S PLANS FOR LIQUIDITY

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry.

During 2012, the Company obtained a total of $358,000 in loans for use in its operations and acquiring oil and gas properties, as well as $205,900 from the exercise of stock options.

Since December 31, 2012, the Company has obtained approximately $1,000,000 in operating funds from loans provided by third parties and certain affiliates. See “Issuance of Promissory Notes - 2013” and “Issuance of Promissory Notes - 2014” under Note 24 - Subsequent Events.

Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $275,000 in cash. See “Sale of Oil and Gas Lease” under Note 24 - Subsequent Events.

With the sale of the Company’s only oil-producing property in May 2014, the Company applies all of its available capital to its efforts in obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. There is no assurance that the Company will be successful in these efforts, that it will obtain sufficient capital to sustain its efforts or that it will be able to obtain adequate funding to mine frac sand, should it obtain the required permit.  See Note 6 – Changes of Business Plan.

The Company will require additional funds, in order to sustain its operations through the remainder of 2014 and the first half of 2015. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

NOTE 5 — PROVISION FOR INCOME TAXES

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
The following is a schedule of the composition of the income tax benefit:

	2012		2011
Net operating loss carryforward		$4,430,026		$4,046,188
Valuation allowance for net deferred tax asset		(4,430,026)		(4,046,188)
Total income tax benefit (liability)	$	---	$	---
Net loss before taxes		$(1,096,680)		$(554,215)
Permanent difference related to debt discount		110,352		45,271
Expected taxable net loss		(986,328)		(508,944)
U.S. statutory rate		35%		35%
Increase in deferred tax asset - net operating loss carryforward		(345,215)		(178,130)
Increase in deferred tax asset valuation account related to net operating loss carryforward		345,215		178,130
Total tax expense		$0		$0
Effective tax rate		0.0%		0.0%

The net change in the valuation account relating to the net operating loss carry-forward was $345,215 and $178,130, in the years ended December 31, 2012 and 2011, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carry-forward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. The Company has unused net operating losses available for carry-forwards of approximately $11,300,000 that will expire over the 15 years following the filing of the returns.

NOTE 6 — CHANGES OF BUSINESS PLAN

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See “Sale of Oil and Gas Lease” under Note 24 – Subsequent Events.

With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See “Frac Sand Activities” under Note 24 – Subsequent Events.

NOTE 7 — 2011 STOCK OWNERSHIP PLAN

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

During 2012, a total of 1,400,000 shares were issued under the 2011 Plan.  During 2011, no shares were issued under the 2011 Plan.

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended December 31, 2012 and 2011, accounts payable and accrued expenses are comprised of $49,145 and $22,968, of accrued interest, respectively, and $397,445 and $124,597 of operating expenses, respectively.

NOTE 9 — FORGIVENESS OF DEBT

In August 2011, the Company entered into an assignment agreement with a third party whereby it assigned its debt to five separate third parties. These five parties paid a total of $90,000 for the unpaid principal and interest owed by the Company to the other party.  In connection with this assignment, the Company recognized debt forgiveness income in the amount of $3,266, which is reflected in the accompanying financial statements.

NOTE 10 — DEBT CONVERSION AGREEMENT

In January 2012, the Company’s President converted $520,850 of debt into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

NOTE 11 — RELATED PARTY TRANSACTIONS

Debt Conversion Agreement

In January 2012, the Company’s President converted $520,850 in debt into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

Director Loans

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations.  On the dates of issuance, and as at December 31, 2012, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock.  Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, each of these loans was revised and extended to September 2012, by the issuance of a total of 50,000 shares of Company common stock.  In September 2012, each of these loans was again revised and extended to September 2013, by the issuance of a total of 50,000 shares of Company common stock. No further extension transaction has occurred, although this director has indicated that he will not demand payment of such indebtedness, until such time as such repayment would not negatively affect the Company’s financial position.

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in August 2014, such $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 24 – Subsequent Events.

Employment Agreements

In August 2011, the Company and its President entered into an amended and restated employment agreement.  Pursuant to this amended and restated employment agreement, the Company’s President was due a salary of up to $240,000 per year (beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closed on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter).  This officer’s compensation is no longer connected to the acquisition of an ethanol plant, pursuant to a second amended and restated employment agreement with this officer.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

Until August 2011, the Company’s President was employed under an employment agreement with ALL Energy Company, the Company’s subsidiary.  This officer’s employment agreement provided for an annual salary of $240,000. In connection with his employment agreement, this officer executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Common Stock Bonuses

During 2012, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors.  These shares were valued at $1.54 per share, or $154,000, in the aggregate.

During 2011, the Company did not issue bonus shares to any of its directors.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of accounts payable approximate their carrying amounts.

NOTE 13 — AMENDMENT OF AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

In November 2011, the Company filed an amendment to its Amended and Restated Certificate of Amendment, whereby the Company (1) effected a 1-for-50 reverse stock split of the Company’s outstanding shares of common stock; and (2) changed its corporate name from “ALL Fuels & Energy Company” to “All Energy Corporation”. The reverse stock split and the corporate name change were approved by the Company’s shareholders at a special meeting held in October 2011. The reverse stock split and the name change became effective in January 2012.  See “Reverse Split” under Note 1 – Summary of Significant Accounting Policies.

NOTE 14 — NOTES PAYABLE - RELATED PARTIES

At December 31, 2011, $520,850 in accrued officer salary and interest is included in Note Payable - Related Parties. In January 2012, this entire amount was converted into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations.  On the dates of issuance, and as at December 31, 2012, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock.  Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, each of these loans was revised and extended to September 2012, by the issuance of a total of 50,000 shares of Company common stock.  In September 2012, each of these loans was again revised and extended to September 2013, by the issuance of a total of 50,000 shares of Company common stock. No further extension transaction has occurred, although this director has indicated that he will not demand payment of such indebtedness, until such time as such repayment would not negatively affect the Company’s financial position.

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 24 – Subsequent Events.

NOTE 15 — NOTES PAYABLE - THIRD PARTIES

2010 Notes

In January 2010, the Company borrowed $65,000 from a third party, and, in May 2010, the Company borrowed $35,000 from the same third party, through the issuance of convertible promissory notes, payable in October 2010 (which was not extended and the balance due as of December 31, 2010, is $92,500) and February 2011, respectively, bearing interest at 8% per annum, and convertible into a number of shares based on the market price of the Company’s common stock. On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. The first of these convertible promissory notes has been partially converted as follows: (i) in August 2010, $7,500 was converted into 2,508,361 shares of the Company’s common stock; (ii) in January 2011, $6,000 was converted into 3,000,000 shares of the Company’s common stock; and (iii) in July 2011, $4,000 was converted into 3,076,923 shares of the Company’s common stock. On August 15, 2011, the Company entered into an assignment agreement with this third party whereby it would assign their debt to five third party note holders in the amount of $90,000 for the unpaid principal and interest owed to them. In connection with this assignment the Company had debt-forgiveness income in the amount of $3,266 which has been reflected in the accompanying financial statements. Pursuant to a series of agreements, in February 2013, both of these convertible promissory notes were cancelled and all principal and accrued interest extinguished. See “Cancellation Agreements” under Note 24 – Subsequent Events.

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “Issuances of Promissory Notes - 2014” under Note 24 – Subsequent Events.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 24 – Subsequent Events.

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of September 30, 2012, and December 31, 2011, $124,144 and $41,382, respectively, of amortization has been recorded related to the debt discount. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished.  See “Cancellation Agreements” under Note 24 – Subsequent Events.

2012 Notes

In May 2012, the Company issued promissory notes to two third parties, each promissory note with a $100,000 face amount, in consideration of two loans of the same amount.  At issuance, each such promissory note was due in October 2012, as extended, with $1,000 in interest due on each at their respective due dates.  In July 2012, the Company issued two additional promissory notes to the same third parties, each promissory note with a $10,000 face amount. At issuance, each such promissory note was due in October 2012. The aggregate amount of $222,000 owed to such parties was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Pursuant to a series of agreements, in February 2013, all of these promissory notes were cancelled and all principal and accrued interest extinguished.  See “Cancellation Agreements” under Note 24 – Subsequent Events.

In July 2012, the Company issued two convertible secured promissory notes with $25,000 and $25,000 face amounts, respectively, in consideration of two loans of such amounts, one being from a director of the Company. At issuance, each such convertible promissory note was due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid with a portion of the proceeds from the sale of the Company’s oil and gas lease. See “Repayment of Certain Loans” under Note 24 – Subsequent Events.

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “Issuances of Promissory Notes - 2014” under Note 24 – Subsequent Events.

NOTE 16 — LOANS ON OPEN ACCOUNT

During 2012, the Company obtained loans on open account in the total amount of $48,000. These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

NOTE 17 — NON-CASH INVESTING AND FINANCING

For the year ended December 31, 2012, the Company had the following non-cash transactions:

–	Conversion of $131,070 from debt into stock; and
–	Conversion of $520,850 from debt into stock.

For the year ended December 31, 2011 the Company had the following non-cash transactions:

–	Increase in debt for a reduction in accrued interest in the amount of $7,500;
–	Conversion of $10,000 from debt into stock;
–	Increase in note payable - related party in the amount of $520,850 to debt; and
–	Conversion of $13,800 of accounts payable - related party into stock.

NOTE 18 — CAPITAL STOCK

Reverse Split of Common Stock

In January 2012, the Company effected a 1-for-50 reverse split of its common stock.  Historical share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split. See “Reverse Split” under Note 1 – Summary of Significant Accounting Policies.

Common Stock Issued under Debt Conversion Agreement

During 2012, $520,850 in accrued officer salary and interest was converted into a total of 15,097,101 shares of Company common stock ($.0345 per share), pursuant to a debt conversion agreement.

Common Stock Issued Pursuant Convertible Promissory Notes

During 2012, $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes were cancelled and all remaining principal and accrued interest extinguished. See “Cancellation Agreements” under Note 24 – Subsequent Events.

Also during 2012, an additional $500 of indebtedness evidenced by a convertible promissory note was converted into 50,000 shares of Company common stock, a per share conversion price of $.01.

Common Stock Issued for Services

During 2012, the Company issued 490,000 shares of common stock in payment of $78,000 in professional services.  In addition, the Company issued 200,000 shares of common stock in payment of $20,000 in consulting services.

During 2011, the Company issued 1,000 shares of common stock in payment of $500 in consulting services.

Common Stock Options Issued for Services; Exercise of Stock Options

During 2012, the Company entered into three separate consulting agreements with third parties. Each of these consultants’ was issued stock options to purchase shares of Company common stock.

–
A consultant was issued, under two separate consulting agreements, stock options to purchase a total of 400,000 shares of Company common stock at an exercise price of $1.50 per share. By agreement, the option exercise price was amended to an average of $.487 per share, with the Company receiving a total of $194,900 from the exercise of such options.

–
A consultant was issued stock options to purchase a total of 450,000 shares of Company common stock at exercise prices ranging from $1.00 to $1.50 per share. By amended consulting agreement, the option exercise price was amended to $.10 per share. This consultant exercised options to purchase 110,000 shares of Company common stock, with the Company receiving a total of $11,000 from the exercise of such options. The remaining 340,000 options were cancelled.

–	A consultant was issued stock options to purchase a total of 200,000 shares of Company common stock at an exercise price of $1.30. By amended consulting agreement, these options were cancelled.

Common Stock Issued for Director Bonuses

During 2012, the Company issued a total of 400,000 shares of its common stock as bonuses to two of its directors.  100,000 of these shares were valued at $1.54 per share, or $154,000, in the aggregate, and 300,000 of these shares were valued at $.10 per share, or $30,000, in the aggregate.

During 2011, the Company did not issue shares of its common stock as bonuses to any of its directors.

Common Stock Issued for Debt Extensions

During 2012, the Company issued a total of 350,000 shares of common stock in consideration of the extension of the maturity dates on convertible promissory notes, with an aggregate principal balance of $103,000, from payable on demand to payable on September 1, 2013.

During 2011, the Company issued a total of 200,000 shares of common stock in consideration of the extension of the maturity dates on convertible promissory notes, with an aggregate principal balance of $103,000, from payable on demand to payable on September 1, 2012.

NOTE 19 — WARRANTS

During 2011, the Company issued 2,000,000 Series A Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.25 per share and 2,000,000 Series B Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.375 per share.  Upon issuance, the Series A Warrants and Series B Warrants expired in August 2015. Subsequent to December 31, 2012, in February 2013, all of the Series A Warrants and the Series B Warrants were cancelled. See “Cancellation Agreements” under Note 24 – Subsequent Events.

NOTE 20 — 2011 TRANSACTION

In August 2011, the Company, certain affiliates of the Company and certain third parties entered into and completed a series of transactions (collectively, the “2011 Transaction”).

Assignment of Convertible Promissory Notes

During 2010, the Company borrowed a total of $100,000 from a third party, through the issuance of convertible promissory notes (the balances due as of December 31, 2012 and 2011, were $82,500 and $82,500, respectively), bearing interest at 8% per annum and convertible into a number of shares based on the market price of the Company’s common stock.  On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. During 2010, $7,500 of the first of these convertible promissory notes was partially converted into 2,508,361 shares of the Company’s common stock. During 2011, $10,000 of the first of these convertible promissory notes was converted into a total of 6,076,923 shares of the Company’s common stock.  In connection with the 2011 Transaction, the Company entered into an assignment agreement with this third party whereby it assigned the remaining debt (unpaid principal and interest) owed under such convertible promissory notes to five third parties for $90,000 in cash. In connection with this assignment, the Company recognized debt forgiveness income in the amount of $3,266 which is reflected in the accompanying financial statements. Subsequent to December 31, 2012, in February 2013, these convertible promissory notes, including accrued interest, were cancelled. See “Cancellation Agreements” under Note 24 – Subsequent Events.

Change in Control

Pursuant to the 2011 Transaction, the Company’s President obtained control of the Company, though management of the Company did not change in connection therewith.

Change of Business Plan

Through August 2011, the Company actively pursued the acquisition of one or more ethanol plants, to no success. In connection with the 2011 Transaction and because the Company had been unable to acquire an ethanol plant, the Company changed its business plan to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.

Reverse Split

In August 2011, the board of directors of the Company authorized a 1-for-50 reverse split of the Company’s outstanding common stock.  At a special shareholders’ meeting held, the reverse split was approved.  The effective date of this reverse split was January 17, 2012.  See “Reverse Split” under Note 1 – Summary of Significant Accounting Policies.

Financing and Securities Issuances

As part of the 2011 Transaction, the Company issued:

–
Convertible promissory notes with an aggregate principal amount of $220,700, in consideration of loans in such aggregate amount.  These convertible promissory notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted into shares of Company common stock at a conversion rate of $0.0345 per share;

–	2,000,000 Series A Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.25 per share and expired in August 2015; and

–	2,000,000 Series B Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.375 per share and expired in August 2015.

All of these securities, the convertible promissory notes, the Series A Warrants and the Series B Warrants, were outstanding at December 31, 2012 and 2011.  However, all of these securities were cancelled subsequent to December 31, 2012, in February 2013, pursuant to a series of agreements. See “Cancellation Agreements” under Note 24 – Subsequent Events.

Extensions of Promissory Notes

In connection with the 2011 Transaction, the Company issued a total of 200,000 shares of Company common stock (100,000 shares to directors and 100,000 shares to third parties), in consideration of the extension of the maturity dates of convertible promissory notes, with an aggregate principal amount of $103,000, changing from payable on demand to payable on September 1, 2012.  In September 2012, these convertible promissory notes were again revised and extended to September 2013, by the issuance of a total of 350,000 shares of Company common stock.

Debt Conversion Agreement

Prior to the 2011 Transaction, the Company owed its President a total of $534,650 in accrued and unpaid salary and interest.  In connection with the 2001 Transaction, the Company and its President entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary.  Pursuant to this debt conversion agreement, the Company’s President agreed to convert the $534,650 in accrued and unpaid salary into shares of Company common stock at a conversion price of $0.0345 per share, upon the Company’s effecting a 1-for-50 reverse split.  This debt conversion agreement was amended once, pursuant to which amendment the Company’s President had the right to convert $13,800 of the accrued and unpaid salary amount into a total of 400,000 shares of Company common stock.  The Company’s officer did so convert $13,800 of the accrued and unpaid salary amount into 400,000 shares, leaving $521,850 in accrued and unpaid salary subject to the debt conversion agreement.  In January 2012, the Company’s President converted the $521,850 in accrued and unpaid salary into 15,907,101 shares of Company common stock. See Note 10 – Debt Conversion Agreement.

Lock-up Agreement

In connection with the debt conversion agreement between the Company and its President, the Company and its President entered into a lock-up agreement with respect to the shares that were issued to him under the debt conversion agreement. As of December 31, 2012, the lock-up period had expired.

Amended and Restated Employment Agreement

In connection with the 2011 Transaction, the Company and its President entered into an amended and restated employment agreement.  Pursuant to this amended and restated employment agreement, the Company’s President was due a salary of up to $240,000 per year (beginning at $12,500 per month for 4 months; $15,000 per month from month 5 until the Company closed on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter).  This officer’s compensation is no longer connected to the acquisition of an ethanol plant, pursuant to a second amended and restated employment agreement with this officer.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

Assignment Agreement

In connection with the Company’s and its President’s executing the amended and restated employment agreement, the Company and its President also entered into an assignment agreement.  Pursuant to this assignment agreement, the Company’s President forgave $1,000 of his accrued and unpaid salary in exchange for the Company’s assigning the name “ALL Fuels & Energy Company” to him.

NOTE 21 — PURCHASE OF OIL AND GAS LEASE

In July 2012, the Company completed the purchase of a 40-acre oil and gas lease located in Taylor County, Texas, containing a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, the Company acquired a consent to inject salt water, with respect to a nearby salt water disposal well.  In October 2012, after reworking efforts had been completed, the existing well on the lease began to produce oil.  In May 2014, the Company sold all of its interest in this lease for $275,000 in cash. See “Sale of Oil and Gas Lease” under Note 24 – Subsequent Events.

NOTE 22 — OTHER OIL AND GAS INVESTMENTS

Belize

At December 31, 2012, the Company owned 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that purported to seek to develop an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company acquired an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which had, as of December 31, 20112, been paid by the Company as a deposit. The Company also acquired an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

In January 2012, TBE reported that it had drilled its initial well near Independence Village, Belize, located adjacent to the Port of Big Creek in the Stann Creek District, and that oil in commercial quantities had been detected. Due to existing uncertainties regarding TBE’s ability to produce oil and/or gas from this well in commercial quantities, to the benefit of the Company, the Company recognized a loss on these investments for the year ended December 31, 2011, in the amount of $125,000.

In October 2012, the Company and the parent company of TBE and Paradise Energy, Treaty Energy Corporation, entered into a rescission agreement with respect to all of the Treaty-related securities purchased by the Company.  Under this agreement, Treaty agreed to pay the Company $120,000 in four equal installments, beginning in November 2012.  Treaty did not make any of its required payments.  In January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.  See “Arbitration Proceedings” under Note 24 – Subsequent Events.

Louisiana

In 2011, the Company entered into a participation agreement with respect to an oil and gas property located in Louisiana, pursuant to which the Company acquired a 5% interest in such property for payments totaling $6,650. Due to existing uncertainties regarding this property’s ability to produce oil and/or gas in commercial quantities, to the benefit of the Company, the Company recognized a loss on this investment for the year ended December 31, 2012, in the amount of $6,650.

NOTE 23 — SUPPLEMENTAL RESERVES INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as at December 31, 2012, have been estimated by a third-party petroleum engineer.

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

Proved Oil and Gas Reserves at December 31, 2012 (unaudited)

	Crude Oil BBL	Natural Gas Mcf
Gross Reserves Net Reserves	17,034 12,776	--- ---

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for December 31, 2012, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing
Gross Oil Reserves, BBL Net Oil Reserves, BBL Net Revenue Net Severance and Ad Valorem Tax Net Lease Cost Net Cash Flow Present Worth @ 10%	17,034 12,776 $1,165,280 $53,603 $336,858 $774,819 $481,617

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See “Sale of Oil and Gas Lease” under Note 24 – Subsequent Event.

NOTE 24 — SUBSEQUENT EVENTS

Cancellation Agreements

Pursuant to a series of agreements with numerous parties, in February 2013, certain promissory notes and warrants were cancelled and all principal and accrued interest attributable thereto extinguished, as follows: a $16,800 promissory note, 8,000,000 Series A Warrants and 8,000,000 Series B Warrants; an $88,200 promissory note, 42,000,000 Series A Warrants and 42,000,000 Series B Warrants; a $17,800 promissory note, 8,476,190.48 Series A Warrants and 8,476,190.48 Series B Warrants; a $10,000 promissory note, 4,761,904.76 Series A Warrants and 4,761,904.76 Series B Warrants; a $77,200 promissory note, 36,761,904.76 Series A Warrants and 36,761,904.76 Series B Warrants; a $12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $100,000 promissory note and $10,000 promissory note; a $10,000 promissory note; a $12,500 promissory note, $7,500 promissory note, $2,500 promissory note, $5,000 promissory note and $5,000 promissory note; and a $100,000 promissory note and $10,000 promissory note.

Sale of Oil and Gas Lease

In May 2014, the Company sold all of its interest in its oil and gas lease located in Taylor County, Texas, a 40-acre tract containing with two producing oil wells. The sale prices for this lease was $275,000 in cash and the Company had incurred costs on this well of approximately $350,000.. The Company recognized a loss of approximately $75,000 on the sale of this lease. With the sale of this producing property, the Company has committed all available resources to obtaining a permit to mine frac sand on property located in Trempealeau County, Wisconsin.

Frac Sand Activities

Beginning in the first half of 2013, the Company has been actively pursuing a permit to mine frac sand. With the May 2014 sale of its only oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.

Wisconsin Properties. In July 2013, the Company, through a subsidiary, entered into three separate 30-year non-metallic mineral leases relating to contiguous properties located in Trempealeau County, Wisconsin, on which the Company proposes to establish a frac sand mine (the “ALLEnergy Mine”). In total, the three properties contain approximately 550 acres, of which approximately 265 acres of which would be mined. In addition, in July 2013, the Company entered into three separate land purchase agreements relating to approximately 175 acres adjacent to the ALLEnergy Mine property. On this acreage, the Company proposes to construct a frac sand processing facility and a rail load-out facility. Based on the Company’s bore testing of the ALLEnergy Mine property, such property is estimated to contain approximately 35 million tons of high quality frac sand reserves.

Frac Sand Mining Permit Application. In August 2013, the Company submitted its application for a permit to establish the ALLEnergy Mine to Trempealeau County, Wisconsin. After submitting its application, the Company engaged in the established process for obtaining its desired permit. In October 2013, the Company’s permit application was denied by the Trempealeau County Environment & Land Use Committee.

Annexation Process. Following Trempealeau County’s denial of the Company’s permit application, the Company immediately began to pursue the annexation of the ALLEnergy Mine property by the City of Arcadia, Wisconsin. If and when the ALLEnergy Mine property is so annexed, the Company would submit an application for a permit to establish the ALLEnergy Mine to the City of Arcadia. The Company expects a final determination on its annexation proposal from the City of Arcadia in March 2015. The Company cannot predict the outcome of this annexation effort.

Litigation. In response to Trempealeau County’s denial of the Company permit application, the Company has filed two lawsuits against the Trempealeau County Environment & Land Use Committee, including its individual members.  These lawsuits are discussed below under “Frac Sand Mining Permit Litigation.”

Issuances of Promissory Notes – 2013

In September 2013, the Company borrowed $125,000 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

Also in September 2013, the Company borrowed a total of $75,000 from a third party, through the issuance of a two separate promissory notes, which bear interest on the unpaid balance at the rate of 5% per annum until paid and are due and payable in September 2014.

In October 2013, the Company borrowed $200,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) October 2015.

Issuances of Promissory Notes – 2014

In February 2014, the Company borrowed $200,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) February 2016.

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

In May 2014, the Company borrowed $25,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable in May 2015.

In July 2014, promissory notes were issued, as follows:

–
The Company issued a $20,000 face amount first amended promissory note that replaced an existing convertible promissory note of like face amount. This first amended promissory note is no longer convertible into common stock of the Company and  bears interest on the unpaid balance at the rate of 10% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) July 2016.

–
The Company issued four separate promissory notes with aggregate face amounts of $40,000 that replaced two existing secured convertible promissory notes issued to a single investor with aggregate face amounts of $40,000 and four separate promissory notes with aggregate face amounts of $3,583.92 in payment of the accrued interest on the two replaced secured convertible promissory notes.  Each of these promissory notes bears interest on the unpaid balance at the rate of 8% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) July 2016.

–
The Company issued to a director three separate promissory notes with aggregate face amounts of $20,000 in consideration of his loans to the Company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) July 2016.

In August 2014, promissory notes were issued, as follows:

–
The Company issued to a director three separate promissory notes with aggregate face amounts of $10,000 in consideration of his loans to the Company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) August 2016.

–
The Company issued to a director a promissory note with a face amount of $50,000 in consideration of his loan to the Company of such amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) August 2016.

In September 2014, promissory notes were issued, as follows:

–
The Company issued to a third party a promissory note with a face amount of $100,000 in consideration of its loan to the Company of such amount. This promissory note bears interest on the unpaid balance at the rate of 8% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) September 2016.

–
The Company issued to a third party two separate promissory notes with aggregate face amounts of $75,000 in consideration of his loans to the Company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 5% per annum until paid, which shall be due and payable in August 2016.

In October 2014, the Company borrowed $150,000 from a director, through the issuance of a promissory note. Such promissory note has an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note is paid in full, with an interest rate cap of 18.00%. An interest only payment is due in October 2015, with a balloon payment of the entire outstanding balance, including accrued interest, payable in October, 2017.

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note 24 – Subsequent Events.

The promissory note issued in connection with the October 2014 Agreement states that all unpaid principal amounts shall bear interest at 15% per annum and is payable monthly in arrears, with a mandatory prepayment requirement, should the Company obtain proceeds from one of the pending lawsuits.  Otherwise, all of the unpaid principal and accrued interest under such loan is to be paid on or before June 2016.

In connection with the October 2014 Agreement, the Company and the lender entered into a contingent profits agreement (the “Profits Agreement”). Under the Profits Agreement, the lender is granted a 15% profits interest in the frac sand mining project, the permit for which is the subject of one of the Company’s pending lawsuits.  The lender is also granted a 30% interest in all damages recovered by the Company with respect to a separate claim for damages against a third party.

Also in connection with the October 2014 Agreement, the Company issued the lender warrants to purchase shares of Company common stock, as follows: (a) 1,000,000 shares at $.10 per share, (b) 1,000,000 shares at $.20 per share, (c) 1,000,000 shares at $.30 per share, and (d) 1,000,000 shares at $.40 per share.  All of these warrants expire in October 2019 and contain provisions regarding the adjustment downward of their respective exercise prices, upon the occurrence of certain events.  In addition, all of these warrants provide for their cashless exercise.

Further, under the October 2014 Agreement, the Company and the lender entered into an assignment of membership interests agreement, whereby the Company assigned, as security for the loan, its limited liability company membership interests in its frac sand subsidiaries to the lender.

Warrants

In connection with the October 2014 Agreement, the Company issued the lender warrants to purchase shares of Company common stock, as follows: (a) 1,000,000 shares at $.10 per share, (b) 1,000,000 shares at $.20 per share, (c) 1,000,000 shares at $.30 per share, and (d) 1,000,000 shares at $.40 per share.  All of these warrants expire in October 2019 and contain provisions regarding the adjustment downward of their respective exercise prices, upon the occurrence of certain events.  In addition, all of these warrants provide for their cashless exercise.

Common Stock Issued as Additional Interest – 2013

In October 2013, the Company issued 200,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.026 per share, an aggregate value of $5,200.

Common Stock Issued as Additional Interest – 2014

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

In May 2014, the Company issued 25,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.05 per share, an aggregate value of $1,250.

In July 2014, shares of Company common stock were issued as additional interest under promissory notes, as follows:

–	The Company issued 40,000 shares of common stock to a third-party, which shares were valued at a per share price of $.04, an aggregate value of $1,600.

–	The Company issued a total of 200,000 shares of common stock to a four third-parties, which shares were valued at a per share price of $.04, an aggregate value of $8,000.

–	The Company issued a total of 100,000 shares of common stock to a director, which shares were valued at an average per share price of $.03715, an aggregate value of $3,715.

In August 2014, shares of Company common stock were issued as additional interest under promissory notes, as follows:

–	The Company issued a total of 50,000 shares of common stock to a director, which shares were valued at an average per share price of $.025, an aggregate value of $1,250.

–	The Company issued 250,000 shares of common stock to another director, which shares were valued at a per share price of $.028, an aggregate value of $7,000.

In September 2014, shares of Company common stock were issued as additional interest under promissory notes, as follows:

–	The Company issued 200,000 shares of common stock to a third-party, which shares were valued at a per share price of $.03, an aggregate value of $6,000.

–	The Company issued a total of 75,000 shares of common stock to a third-party, which shares were valued at an average per share price of $.0383, an aggregate value of $2,875.

In October 2014, the Company issued as additional interest under a promissory note 150,000 shares of common stock to a director, which shares were valued at a per share price of $.03, an aggregate value of $4,500.

Common Stock Issued for Director Bonuses – 2013

In September 2013, the Company issued a total of 300,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.07 per share, or $21,000, in the aggregate.

Common Stock Issued for Director Bonuses – 2014

In August 2014, the Company issued a total of 400,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.028 per share, or $11,200, in the aggregate.

Common Stock Issued for Services – 2013

In April 2013, the Company issued 20,000 shares of common stock to a third-party consultant pursuant to a consulting agreement. These shares were valued at $.02 per share, or $400, in the aggregate.

In September 2013, the Company issued 20,000 shares of common stock to a third-party consultant pursuant to a consulting agreement. These shares were valued at $.02 per share, or $400, in the aggregate.

In September 2013, the Company issued 1,000,000 shares of common stock in payment of legal services. By agreement, these shares were valued at $.01 per share, or $10,000, in the aggregate.

Common Stock Issued for Services – 2014

In February 2014, the Company issued 106,150 shares of common stock to a third-party consultant in payment of its consulting services. By agreement, these shares were valued at $.25 per share, or $26,537, in the aggregate.

Common Stock Issued for Performance Bonuses

In August 2014, the Company issued a total of 4,000,000 shares to two of its consultants as performance bonuses.  These shares were valued at $.028 per share, or $112,000, in the aggregate.

In August 2014, the Company issued 10,000,000 shares to its President as a performance bonus.  These shares were valued at $.028 per share, or $280,000, in the aggregate. Also in August 2014, the Company issued 1,050,000 shares to one of its directors as a performance bonus.  These shares were valued at $.028 per share, or $29,400, in the aggregate.

Common Stock Issued Pursuant to Convertible Promissory Notes

In August 2014, a total of $9,500 of indebtedness evidenced by convertible promissory notes was converted into a total of 950,000 shares of Company common stock, a per share price of $.01. $5,000 of such converted indebtedness was held by a director, who was issued 500,000 of such issued conversion shares.

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

Also during 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.

Frac Sand Mining Permit Litigation

In 2013, the Company initiated a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Case No. 13cv245, in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, the Company seeks damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  The outcome of this lawsuit cannot be predicted.

In November 2014, the Company initiated a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Trempealeau Coutny Board of Supervisors, Jeff Bawek, George Brandt, Ed Patzner, Jr., Hensel Vold, Kathy Zeglin, John Doe, and Jane Doe, Case No. 14-CV-242, in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, the Company seeks damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  The outcome of this lawsuit cannot be predicted.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after December 31, 2012, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is December 11, 2014, which is the date on which the financial statements were available to be issued.