Form 10-Q
period 2013-03-31
All Energy Corp
filed 2015-04-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

	DELAWARE	62-1581902
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of April 28, 2015, there were 44,302,742 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of March 31, 2013 (unaudited), and December 31, 2012	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 (unaudited) and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2013, and December 31, 2012

	3/31/13 (unaudited)	12/31/12
ASSETS
Current assets
Cash and cash equivalents	$236,749	$13,649
Total current assets	236,749	13,649
Property and equipment - at cost
Oil and gas properties (full cost method)	286,961	264,573
Equipment	3,333	3,333
Less accumulated depreciation and amortization	(15,294)	(12,711)
Total property and equipment - net	275,000	255,195
Total assets	$511,749	$268,844
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$45,629	$92,695
Accrued expenses - related party	469,695	353,895
Notes payable and convertible notes, net of unamortized discounts of $124,142 at December 31, 2012	100,000	480,329
Notes payable - related parties	64,500	70,000
Total current liabilities	679,824	996,919
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 22,887,413 and 22,887,413 shares issued, respectively, and 22,746,413 and 22,746,413 shares outstanding, respectively	228,874	228,874
Additional paid-in capital	18,200,759	18,187,865
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(11,973,764)	(12,520,870)
Total stockholders’ equity (deficit)	(168,075)	(728,075)
Total liabilities and stockholders’ equity (deficit)	$511,749	$268,844
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013

	Three Months Ended March 31,
	2013 (unaudited)		2012 (unaudited)		Period from Commencement of Development Stage (June 7, 2004) to 3/31/13 (unaudited)
Revenues	$	---	$	---	$37,537
Operating Costs and Expenses
Consulting		9,677		143	7,835,530
Legal and professional		43,023		7,618	1,514,821
Rent		---		---	3,900
Impairment charge		---		---	333,540
Depreciation and amortization		---		180	18,637
General and administrative		150,079		303,043	3,161,807
Total operating expenses		202,779		310,984	12,868,235
Other income (expense)
Beneficial conversion expense		---		---	(171,000)
Interest expense		(2,063)		(7,097)	(134,266)
Interest income		---		2	51,404
Rental income		---		---	66,250
Loss on sale of investment		---		---	(131,650)
Loss on sale of land		---		---	(1,278)
Forgiveness of debt		409,405		---	507,236
Convertible debt/warrant expense		---		(27,588)	(151,734)
Equity loss in subsidiary		---		---	(233,340)
Other income		346,667		---	346,667
Total other income (expense)		754,009		(34,683)	148,289
Net income (loss) from continuing operations		551,230		(345,667)	(12,682,409)
Net income (loss) from discontinued operations		(4,124)		---	(4,124)
Net income (loss)		$547,106		$(345,667)	$(12,686,533)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/13 (unaudited)
Income (loss) per share from continuing operations
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.01)
Loss per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic	22,887,413	15,993,229
Diluted	22,887,413	41,031,627

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/13 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$547,106	$(345,667)	$(12,686,533)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	2,583	180	21,220
Forgiveness of debt	(409,405)	---	(311,574)
Equity loss on subsidiary	---	---	14,485
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	12,894	193,900	1,608,239
Debt discount amortization	---	27,588	151,734
Loss on investment	---	---	125,000
Impairment charge	13,890	---	347,430
Increase in accrued expenses	144,876	---	144,876
Decrease (increase) in prepaids	---	---	(87,820)
Increase (decrease) in accounts payable	(47,066)	66,412	773,791
Net cash provided by (used in) operating activities	264,878	(57,587)	(2,687,591)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Energy Belize LTD.	---	---	(125,000)
Investment in oil and gas property	(36,278)	---	(300,851)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	(36,278)	---	(1,072,953)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2013

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/13 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	150,000	2,909,523
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	---	48,000	748,700
Proceeds from (payments on) notes payable - related party	---	---	68,000
Payments on notes payable - related party	(5,500)	(10,000)	(63,000)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	(5,500)	188,000	3,993,305

NET CHANGE IN CASH	223,100	130,413	232,761
Cash, beginning of period	13,649	2,978	3,988
Cash, end of period	$236,749	$133,391	$236,749

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2.  Going Concern

The Company has incurred losses totaling $12,686,533 through March 31, 2013, and had a working capital deficit of $443,075 at March 31, 2013.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

In October 2012, the Company and the parent company of TBE and Paradise Energy, Treaty Energy Corporation, entered into a rescission agreement with respect to all of the Treaty-related securities purchased by the Company.  Under this agreement, Treaty agreed to pay the Company $120,000 in four equal installments, beginning in November 2012.  Treaty did not make any of its required payments.  In January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.  See Note 14. Arbitration Proceedings.

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

Note 5.  Revenue Recognition

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

Note 6.  Supplemental Reserve Information

The Company’s net proved oil and natural gas reserves as at March 31, 2013, have been estimated by a third-party petroleum engineer.

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

Proved Oil and Gas Reserves at March 31, 2013 (unaudited)

	Crude Oil BBL	Natural Gas Mcf
Gross Reserves	17,034	---
Net Reserves	12,776	---

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for March 31, 2013, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing
Gross Oil Reserves, BBL	17,034
Net Oil Reserves, BBL	12,776
Net Revenue	$1,165,280
Net Severance and Ad Valorem Tax	$53,603
Net Lease Cost	$336,858
Net Cash Flow	$774,819
Present Worth @ 10%	$481,617

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See “Sale of Oil and Gas Lease” under Note 18. Subsequent Event.

Note 7.  Management’s Plans for Liquidity

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

Since March 31, 2013, the Company has obtained approximately $1,000,000 in operating funds from loans provided by third parties and certain affiliates. See “Issuance of Promissory Notes - 2013” and “Issuance of Promissory Notes - 2014” under Note 18. Subsequent Events.

Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $275,000 in cash. See “Sale of Oil and Gas Lease” under Note 18. Subsequent Events.

With the sale of the Company’s only oil-producing property in May 2014, the Company applies all of its available capital to its efforts in obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. There is no assurance that the Company will be successful in these efforts, that it will obtain sufficient capital to sustain its efforts or that it will be able to obtain adequate funding to mine frac sand, should it obtain the required permit.  See Note 8. Changes of Business Plan.

The Company will require additional funds, in order to sustain its operations through the remainder of 2014 and the first half of 2015. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

Note 8.  Changes of Business Plan

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See “Sale of Oil and Gas Lease” under Note 18. Subsequent Events.

With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See “Frac Sand Activities” under Note 18. Subsequent Events.

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

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, and March 31, 2013, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 18. Subsequent Events.

In January 2012, $520,850 in accrued officer salary and interest was converted into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement, a per share price of $.0345.

Note 10.  Notes Payable - Third Parties

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

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “Issuances of Promissory Notes - 2014” under Note 18. Subsequent Events.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 18. Subsequent Events.

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of December 31, 2012, $124,142 has been recorded related to the debt discount. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished.  See Note 11. Cancellation Agreements.

2012 Notes

In May 2012, the Company issued promissory notes to two third parties, each promissory note with a $100,000 face amount, in consideration of two loans of the same amount.  At issuance, each such promissory note was due in October 2012, as extended, with $1,000 in interest due on each at their respective due dates.  In July 2012, the Company issued two additional promissory notes to the same third parties, each promissory note with a $10,000 face amount. At issuance, each such promissory note was due in October 2012. The aggregate amount of $222,000 owed to such parties was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Pursuant to a series of agreements, in February 2013, all of these promissory notes were cancelled and all principal and accrued interest extinguished.  See Note 12. Cancellation Agreements.

In July 2012, the Company issued two convertible secured promissory notes with $25,000 and $25,000 face amounts, respectively, in consideration of two loans of such amounts, one being from a director of the Company. At issuance, each such convertible promissory note was due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid with a portion of the proceeds from the sale of the Company’s oil and gas lease. See “Repayment of Certain Loans” under Note 18. Subsequent Events.

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “Issuances of Promissory Notes - 2014” under Note 18. Subsequent Events.

Note 11.  Cancellation Agreements

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes at inception.  As of December 31, 2012, $124,144 of amortization has been recorded related to the debt discount.  Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished in addition to two additional promissory notes in the amount of $100,000 were cancelled and extinguished.  As a result of the cancellation the net unamortized principal and accrued interest that was extinguished was $409,405 and is recorded in the accompanying financial statements.

Note 12.  Loans on Open Account

During the three months ended March 31, 2012, the Company obtained loans on open account in the total amount of $48,000.  These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

Note 13.  Settlement of Lawsuit

In March 2013, the Company settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which the Company was the plaintiff.  The Company sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant. The Company received $346,667 and is recorded as other income in the accompanying financial statements.

Note 14.  Arbitration Proceedings

In January 2013, the Company instituted arbitration proceedings against one of its former attorneys in a dispute over fees owed to such attorney, with respect to the lawsuit described in the immediately preceding paragraph.  This arbitration was settled prior to a hearing.

Also in January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.

Note 15.  Capital Stock

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

Common Stock Options for Services; Exercise of Stock Options

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

Note 16. Amendment to Certificate of Incorporation

In January 2012, a one-for-fifty reverse split of the Company’s common stock occurred and the Company’s name was changed “All Fuels and Energy Company” to “All Energy Corporation”.

Note 17.  Discontinued Operations

Discontinued operations relates to the oil and gas property that was sold in May 2014.  The operations related to the oil and gas property have been reclassified to discontinued operations for current reporting period.  There was no activity for the prior reporting quarter.

Three Months Ended 3/31/13
Revenue:
Oil and gas revenue	$15,858
General and administrative	3,509
Amortization	2,583
Impairment charge	13,890
Net loss from discontinued operations	$(4,124)

Note 18.  Subsequent Events

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

Issuances of Promissory Notes – 2015

In January 2015, the Company issued five separate convertible promissory notes with an aggregate face amount of $500,000.  The principal amount of each of the convertible promissory notes is convertible into shares of Company common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of Company common stock underlying such convertible promissory notes.

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note 17. Subsequent Events.

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

Common Stock Issued as Additional Interest – 2015

In January 2015, the Company issued as additional interest under five separate convertible promissory notes a total of 2,000,000 shares of Company common stock, which shares were valued at a per share price of $.045 per share, an aggregate value of $90,000.

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

Common Stock Issued for Director Bonuses – 2015

In March 2015, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.05 per share, or $5,000, in the aggregate.

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

Common Stock Issued for Services – 2015

In March 2015, the Company issued 50,000 shares of common stock in payment of legal services. These shares were valued at $.05 per share, or $2,500, in the aggregate.

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

Frac Sand Mining Permit Litigation

Subsequent to March 31, 2013, the Company initiated a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Case No. 13cv245, in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, the Company seeks damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  The outcome of this lawsuit cannot be predicted.

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

Third-Party Loans – 2015

In January 2015, the Company entered into a series of five separate purchase agreements, pursuant to which the Company obtained $500,000 in loans and issued five separate convertible promissory notes with $500,000 in total face amounts, bearing interest at 15% annum and due and payable on the date that is one year from the date of first commercial production of frac sand at the Company’s proposed mine located in Trempealeau County, Wisconsin. The convertible promissory notes are convertible into shares of Company common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of Company common stock underlying the convertible promissory notes.

Also under the purchase agreements, the investing parties, as a group, received the following: (1) as additional interest, 2,000,000 shares of Company common stock, which shares were valued at $.045 per share; (2) the right to force the sale of the Company’s wetland credits and to have the proceeds from such sale, in an amount equal to the outstanding principal and accrued and unpaid interest under the convertible promissory notes, paid over to the investing parties; (3) at such time as the outstanding number of shares of Company common stock totals 55,000,000, the shares issued as additional interest shall, thereafter, possess rights of non-dilution, that is, the investing parties’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of Company common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of the Company’s common stock; (4) should the Company, prior to April 15, 2016, (i) fail to obtain the a permit to mine frac sand in Trempealeau County, Wisconsin, or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence such frac sand mining operations, then: the investing parties’ protected ownership percentage shall increase to 15% and the shares necessary to bring the investing parties’ ownership percentage to such level issued by the Company, which shares being valued at the most recent closing sale price of the Company’s common stock, and, thereafter, the investing parties’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of Company common stock; and (5) the investing parties shall be paid, on an annual basis, up to 10% of gross sales of the Company’s first established frac sand mine located in Trempealeau County, Wisconsin.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after March 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 22, 2015, which is the date on which the financial statements were available to be issued.

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

2015 Transactions

In January 2015, we entered into a series of five separate purchase agreements, pursuant to which we obtained $500,000 in loans and issued five separate convertible promissory notes with $500,000 in total face amounts, bearing interest at 15% annum and due and payable on the date that is one year from the date of first commercial production of frac sand at our proposed mine located in Trempealeau County, Wisconsin. The convertible promissory notes are convertible into shares of our common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of our common stock underlying the convertible promissory notes.

Also under the purchase agreements, the investing parties, as a group, received the following: (1) as additional interest, 2,000,000 shares of our common stock, which shares were valued at $.045 per share; (2) the right to force the sale of our company’s wetland credits and to have the proceeds from such sale, in an amount equal to the outstanding principal and accrued and unpaid interest under the convertible promissory notes, paid over to the investing parties; (3) at such time as the outstanding number of shares of our common stock totals 55,000,000, the shares issued as additional interest shall, thereafter, possess rights of non-dilution, that is, the investing parties’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of our common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of our common stock; (4) should our company, prior to April 15, 2016, (i) fail to obtain the a permit to mine frac sand in Trempealeau County, Wisconsin, or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence such frac sand mining operations, then: the investing parties’ protected ownership percentage shall increase to 15% and the shares necessary to bring the investing parties’ ownership percentage to such level issued by us, which shares being valued at the most recent closing sale price of our common stock, and, thereafter, the investing parties’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of our common stock; and (5) the investing parties shall be paid, on an annual basis, up to 10% of gross sales of our first established frac sand mine located in Trempealeau County, Wisconsin.

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

Results of Operations - First Quarter 2013 vs. First Quarter 2012

Revenues.  During the First Quarter 2013, we generated $15,858 in revenues from our oil and gas production activities.  During the First Quarter 2012, we generated no revenues.  During the First Quarter 2013, our monthly cash operating expenses averaged approximately $80,000.

Expenses.  Our cash from operating expenses during the First Quarter 2013 were $264,878, up from ($57,587) for the First Quarter 2012.  During the First Quarter 2013, we incurred $12,894 for stock issued for services. Our non-cash operating expenses for the First Quarter 2012, which include $193,200 in stock issued for services and $61,408 in warrant expense, totaled $254,608.

Financial Condition

At March 31, 2013, we had $236,749 in cash and a working capital deficit of $443,075.  At December 31, 2012, our cash position was $13,649 and our working capital deficit was $983,270. Currently, we possess approximately $100,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

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

Currently, we apply all of our available capital to our efforts in obtaining a permit to mine frac sand.  From the May 2014 sale of our only producing oil and gas lease, we derived $275,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing efforts in obtaining a permit to mine frac sand. There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain a permit to mine frac sand.

In January 2015, we entered into a series of five separate purchase agreements, pursuant to which we obtained $500,000 in loans and issued five separate convertible promissory notes with $500,000 in total face amounts, bearing interest at 15% annum and due and payable on the date that is one year from the date of first commercial production of frac sand at our proposed mine located in Trempealeau County, Wisconsin. The convertible promissory notes are convertible into shares of our common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of our common stock underlying the convertible promissory notes.

Also under the purchase agreements, the investing parties, as a group, received the following: (1) as additional interest, 2,000,000 shares of our common stock, which shares were valued at $.045 per share; (2) the right to force the sale of our company’s wetland credits and to have the proceeds from such sale, in an amount equal to the outstanding principal and accrued and unpaid interest under the convertible promissory notes, paid over to the investing parties; (3) at such time as the outstanding number of shares of our common stock totals 55,000,000, the shares issued as additional interest shall, thereafter, possess rights of non-dilution, that is, the investing parties’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of our common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of our common stock; (4) should our company, prior to April 15, 2016, (i) fail to obtain the a permit to mine frac sand in Trempealeau County, Wisconsin, or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence such frac sand mining operations, then: the investing parties’ protected ownership percentage shall increase to 15% and the shares necessary to bring the investing parties’ ownership percentage to such level issued by us, which shares being valued at the most recent closing sale price of our common stock, and, thereafter, the investing parties’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of our common stock; and (5) the investing parties shall be paid, on an annual basis, up to 10% of gross sales of our first established frac sand mine located in Trempealeau County, Wisconsin.

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

Capital Expenditures

During the First Quarter 2013, we made no capital expenditures. During the First Quarter 2012, we made no capital expenditures. Due to the uncertainty of our obtaining a permit to mine frac sand, we cannot predict the amount of our future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we did not issue unregistered securities.

All other unregistered sales of equity securities since the beginning of 2013 have been reported previously.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended March 31, 2013.

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

Date: April 28, 2015.	ALL ENERGY CORPORATION

	By:	/s/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer