Form 10-Q
period 2013-06-30
All Energy Corp
filed 2015-04-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of June 30, 2013 (unaudited), and December 31, 2012 (audited)	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 (unaudited) and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 (unaudited) and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2013, and December 31, 2012

	6/30/13 (unaudited)	12/31/12
ASSETS
Current assets
Cash and cash equivalents	$124,862	$13,649
Total current assets	124,862	13,649
Property and equipment - at cost
Oil and gas properties (full cost method)	291,771	264,573
Equipment	3,333	3,333
Less accumulated depreciation and amortization	(20,104)	(12,711)
Total property and equipment - net	275,000	255,195
Total assets	$399,862	$268,844
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$56,554	$92,695
Accrued expenses - related party	567,859	353,895
Notes payable and convertible notes, net of unamortized discounts of $124,142 at December 31, 2012	100,000	480,329
Notes payable - related parties	66,500	70,000
Total current liabilities	790,913	996,919
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 22,907,400 and 22,887,413 shares issued, respectively, and 22,766,400 and 22,746,413 shares outstanding, respectively	229,074	228,874
Additional paid-in capital	18,200,959	18,187,865
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,197,140)	(12,520,870)
	(391,051)	(728,075)
Total liabilities and stockholders’ equity (deficit)	$399,862	$268,844
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013

	Three Months Ended June 30,				Six Months Ended June 30,
	2013 (unaudited)		2012 (unaudited)		2013 (unaudited)		2012 (unaudited)		Period from Commencement of Development Stage (June 7, 2004) to 6/30/13 (unaudited)
Revenues	$	---	$	---	$	---	$	---	$37,537
Operating Costs and Expenses
Consulting		28,530		3,504		38,207		3,647	7,864,060
Rent		---		---		---		---	3,900
Legal and professional		12,454		29,738		55,477		37,356	1,527,275
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		---		88		---		268	18,637
General and administrative		160,383		87,925		310,462		390,968	3,322,190
Total operating expenses		201,367		121,255		404,146		432,239	13,069,602
Other income (expense)
Beneficial conversion expense		---		---		---		---	(171,000)
Interest expense		(2,862)		(7,830)		(4,925)		(14,927)	(137,128)
Interest income		---		17		---		19	51,404
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		---		---		---	(131,650)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		---		(27,587)		---		(55,175)	(151,734)
Debt forgiveness income		---		---		409,405		---	507,236
Other income		210,005		---		556,672		---	556,672
Total other income (expense)		207,143		(35,400)		961,152		(70,083)	355,432
Net income (loss) from continuing operations		5,776		(156,655)		557,006		(502,322)	(12,676,633)
Net income (loss) from discontinued operations		(229,152)		---		(233,276)		---	(233,276)
Net income (loss)		$(223,376)		$(156,655)		$323,730		$(502,322)	$(12,909,909)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/13 (unaudited)
Income (loss) per share from continuing operations
Basic	$(0.00)	$(0.00)	$0.02	$(0.02)
Diluted	$(0.00)	$(0.00)	$0.02	$(0.01)
Loss per share from discontinued operations
Basic	$(0.01)	$(0.00)	$0.01	$(0.00)
Diluted	$(0.01)	$(0.00)	$0.01	$(0.00)
Weighted average number of shares outstanding:
Basic	22,887,413	21,309,468	22,887,413	18,651,347
Diluted	22,887,413	41,078,154	22,887,413	58,322,363
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013

	Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/13 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$323,730	$(502,322)	$(12,909,909)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	(409,405)	---	(507,326)
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	7,393	268	26,030
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	13,294	222,904	1,608,639
Debt discount amortization	---	55,175	151,734
Loss on investments	---	---	125,000
Impairment charge	234,798	---	568,338
Increase in accrued expenses	243,042	---	243,042
Increase (decrease) in prepaids	---	---	(87,820)
Increase (decrease) in accounts payable	(36,143)	83,663	980,376
Net cash provided by (used in) operating activities	376,709	(140,312)	(2,575,760)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	(261,996)	(100,000)	(526,569)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(261,996)	(100,000)	(1,298,671)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2013

	Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/13 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	150,000	2,909,523
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - related party	2,000	---	70,000
Proceeds from notes payable - third party	---	248,000	748,700
Payment on notes payable - related party	(5,500)	(10,000)	(63,000)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	(3,500)	388,000	3,995,305

NET CHANGE IN CASH	111,213	147,688	120,874
Cash, beginning of period	13,649	2,978	3,988
Cash, end of period	$124,862	$150,666	$124,862
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (unaudited)

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

Note 2.  Going Concern

The Company has incurred losses totaling $12,909,909 through June 30, 2013, and had a working capital deficit of $666,051 at June 30, 2013.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

Note 4.  Other Oil and Gas Investments

Belize

At December 31, 2012, the Company owned 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that purported to seek to develop an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company acquired an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which had, as of December 31, 2011, been paid by the Company as a deposit. The Company also acquired an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

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

Note 6.  Supplemental Reserve Information

The Company’s net proved oil and natural gas reserves as at June 30, 2013, have been estimated by a third-party petroleum engineer.

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

Proved Oil and Gas Reserves at June 30, 2013 (unaudited)

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for June 30, 2013, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Note 12.  Loans on Open Account

During the three months ended March 31, 2012, the Company obtained loans on open account in the total amount of $248,000.  These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

Note 13.  Settlement of Lawsuit

In March 2013, the Company settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which the Company was the plaintiff.  The Company sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant. The Company received $556,672 and is recorded as other income in the accompanying financial statements.

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

Common Stock Issued for Services

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

Six Months Ended 6/30/13
Revenue:
Oil and gas revenue	$15,858
General and administrative	6,943
Amortization	7,393
Impairment charge	234,798
Net loss from discontinued operations	$(233,276)

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

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note 18. Subsequent Events.

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

Frac Sand Mining Permit Litigation

Subsequent to June 30, 2013, the Company initiated a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Case No. 13cv245, in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, the Company seeks damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  The outcome of this lawsuit cannot be predicted.

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

Date Through Which Subsequent Events Evaluated

The date to which events occurring after June 30, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 22, 2015, which is the date on which the financial statements were available to be issued.

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

Results of Operations - First Six Months 2013 vs. First Six Months 2012

Revenues.  During the First Six Months 2013, we generated $15,858 in revenues from our oil and gas production activities.  During the First Six Months 2012, we generated no revenues.  During the First Six Months 2013, our monthly cash operating expenses averaged approximately $15,000.

Expenses.  Our cash from operating expenses during the First Six Months 2013 were $376,709, up from $140,312 for the First Six Months 2012.  During the First Six Months 2013, we incurred $13,294 for stock issued for services. Our non-cash operating expenses for the First Six Months 2012, which include $222,904 in stock issued for services and $55,175 in warrant expense, totaled $278,079.

Financial Condition

At June 30, 2013, we had $124,862 in cash and a working capital deficit of $666,051.  At December 31, 2012, our cash position was $13,649 and our working capital deficit was $983,270. Currently, we possess approximately $50,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

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

Capital Expenditures

During the First Six Months 2013, we made no capital expenditures. During the First Six Months 2012, we made no capital expenditures. Due to the uncertainty of our obtaining a permit to mine frac sand, we cannot predict the amount of our future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

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

During the six months ended June 30, 2013, we did not issue unregistered securities.

All other unregistered sales of equity securities since the beginning of 2013 have been reported previously.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our shareholders during the three months ended June 30, 2013.

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