Form 10-Q
period 2013-09-30
All Energy Corp
filed 2015-04-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	62-1581902
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of September 30, 2013 (unaudited), and December 31, 2012 (audited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013(unaudited) and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 (unaudited) and 2012 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013 (unaudited)	6
Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2013, and December 31, 2012

	9/30/13 (unaudited)	12/31/12
ASSETS
Current assets
Cash and cash equivalents	$23,194	$13,649
Total current assets	23,194	13,649
Property and equipment - at cost
Oil and gas properties (full cost method)	275,000	264,573
Equipment	3,333	3,333
Less accumulated depreciation and amortization	(3,333)	(12,711)
Total property and equipment - net	275,000	255,195
Total assets	$298,194	$268,844
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$66,928	$92,695
Accrued expenses - related party	584,878	353,895
Notes payable and convertible notes, net of unamortized discounts of $96,554	205,000	480,329
Notes payable - related parties	106,800	70,000
Total current liabilities	963,606	996,919
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 24,527,400 and 22,887,413 shares issued, respectively, and 24,386,400 and 22,746,413 shares outstanding, respectively	245,274	228,874
Additional paid-in capital	18,207,159	18,187,865
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,493,901)	(12,520,870)
Total stockholders’ equity (deficit)	(665,412)	(728,075)
Total liabilities and stockholders’ equity (deficit)	$298,194	$268,844
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013

		Three Months Ended September 30,				Nine Months Ended September 30,
		2013 (unaudited)		2012 (unaudited)		2013 (unaudited)		2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/13 (unaudited)
Revenues	$	---	$	---	$	---	$	---	$37,537
Operating costs and expenses
Consulting		124,363		11,818		162,570		15,465	7,988,423
Legal and professional		70,086		40,189		125,563		91,278	1,597,361
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		---		150		---		418	18,637
General and administrative		93,276		163,007		403,738		553,975	3,419,366
Total operating expenses		287,725		215,164		691,871		661,136	13,357,327
Other income (expense)
Beneficial conversion expense		---		---		---		---	(171,000)
Interest expense		(5,470)		(6,967)		(10,395)		(21,894)	(142,598)
Interest income		---		9		---		28	51,404
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		---		---		---	(131,650)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		---		(27,587)		---		(82,762)	(151,734)
Debt forgiveness income		---		---		409,405		---	507,236
Other income		---		---		556,672		---	556,672
Total other income (expense)		(5,470)		(34,545)		955,682		(104,628)	349,962
Net income (loss) from continuing operations		$(293,195)		$(249,709)		$263,811		$(765,764)	$(12,969,828)
Net income (loss) from discontinued operations		(3,566)		---		(236,842)		---	(236,842)
Net income (loss)		$(296,761)		$(249,709)		$26,969		$(765,764)	$(13,206,670)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/13 (unaudited)
Income (loss) per share from continuing operations
Basic	$(0.01)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.01)	$(0.00)	$0.00	$(0.00)
Loss per share from discontinued operations
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average number of shares outstanding:
Basic	23,224,080	21,532,523	22,999,634	21,309,468
Diluted	23,224,080	41,078,154	22,999,634	41,078,154
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013

	Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/13 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,969	$(765,764)	$(13,206,670)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	(409,405)	---	(507,236)
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	8,665	418	27,302
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	35,964	273,421	1,631,309
Debt discount amortization	---	82,762	151,734
Loss on investments	---	---	125,000
Impairment charge	277,078	---	610,618
Increase (decrease) in prepaids	---	---	(87,820)
Increase in accrued expenses	207,930	---	207,930
Increase (decrease) in accounts payable	26,362	135,795	1,042,611
Net cash provided by (used in) operating activities	173,563	$(273,368)	$(2,777,176)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property		(202,500)	(570,121)
Increase in accrued liabilities - related party	(305,548)	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	(305,548)	(202,500)	(1,342,223)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2013

	Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/13 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	162,600	2,909,523
Principal payments on related party advances	---	---	(3,988)
Proceeds from (payments on) notes payable - related party	101,800	---	169,800
Proceeds from notes payable - third party	50,000	338,000	798,700
Payment on notes payable - related party	(5,500)	(10,000)	-63,000
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	141,800	490,600	4,140,605

NET CHANGE IN CASH	9,545	14,732	19,206
Cash, beginning of period	13,649	2,978	3,988
Cash, end of period	$23,194	$17,710	$23,194

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)

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

Note 2. Going Concern

The Company has incurred losses totaling $13,206,670 through September 30, 2013, and had a working capital deficit of $940,412 at September 30, 2013.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

Note 6. Supplemental Reserve Information

The Company’s net proved oil and natural gas reserves as at September 30, 2013, have been estimated by a third-party petroleum engineer.

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

Proved Oil and Gas Reserves at September 30, 2013 (unaudited)

	Crude Oil BBL	Natural Gas Mcf
Gross Reserves	16,707	---
Net Reserves	12,530	---

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for September 30, 2013, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing
Gross Oil Reserves, BBL	16,707
Net Oil Reserves, BBL	12,530
Net Revenue	$1,148,867
Net Severance and Ad Valorem Tax	$52,848
Net Lease Cost	$337,722
Net Cash Flow	$758,297
Present Worth @ 10%	$494,220

In May 2014, the Company sold all of its interest in its sole producing oil and gas property.  See “Note 18. Subsequent Events”.

Note 7. Management’s Plans for Liquidity

In August 2011, the Company obtained loans from third parties in the total amount of $220,700 for use in its current operations, including its efforts to locate and acquire business opportunities in the oil and natural gas industry. During the first nine months of 2012, the Company obtained a total of $338,000 in loans for use in its operations and acquiring oil and gas properties, as well as $162,600 from the exercise of stock options.  Since September 30, 2012, the Company has obtained approximately $420,000 in operating funds from loans provided by third parties and certain affiliates. Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $275,000 in cash. See “Note 18. Subsequent Events”.

With the sale of the Company’s only oil-producing property in May 2014 (see “Note 18. Subsequent Events”), the Company applies all of its available capital to its efforts in obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. There is no assurance that the Company will be successful in these efforts, that it will obtain sufficient capital to sustain its efforts or that it will be able to obtain adequate funding to mine frac sand, should it obtain the required permit.

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

In September 2013, the Company borrowed $101,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

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

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and

Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of December 31, 2012, $124,142  of amortization was recorded related to the debt discount. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished.  See Note 12. Cancellation Agreements.

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

2013 Notes

Also in September 2013, the Company borrowed a total of $50,000 from a third party, through the issuance of a two separate promissory notes, which bear interest on the unpaid balance at the rate of 5% per annum until paid and are due and payable in September 2014.

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

Common Stock Issued Pursuant Convertible Promissory Notes

During the nine months ended September 30, 2012, $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes were cancelled and all principal and accrued interest extinguished.  See Note 18. Subsequent Events.

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

In September 2013, the Company issued a total of 600,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.02 per share, or $12,000, in the aggregate.

Common Stock Issued for Services

During the nine months ended September 30, 2012, the Company issued a total of 150,000 shares of common stock with an aggregate value of $44,000, or $.293 per share, in payment of legal services.

During the nine months ended September 2013, the Company issued 20,000 shares of common stock to a third-party consultant pursuant to a consulting agreement. These shares were valued at $.02 per share, or $400, in the aggregate.

During the nine months ended September 2013, the Company issued 1,000,000 shares of common stock in payment of legal services. By agreement, these shares were valued at $.01 per share, or $10,000, in the aggregate.

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

Nine Months Ended 9/30/13
Revenue:
Oil and gas revenue	$67,665
General and administrative	18,764
Amortization	8,665
Impairment charge	277,078
Net loss from discontinued operations	$(236,842)

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

Frac Sand Mining Permit Litigation

Subsequent to September 30, 2013, the Company initiated a lawsuit styled All Energy Corporation and AllEnergy Silica, Arcadia, LLC v. Trempealeau County Environment & Land Use Committee, Case No. 13cv245, in the Circuit Court, Trempealeau County, State of Wisconsin.  By this lawsuit, the Company seeks damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  The outcome of this lawsuit cannot be predicted.

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

Date Through Which Subsequent Events Evaluated

The date to which events occurring after September 30, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 22, 2015, which is the date on which the financial statements were available to be issued.

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

Results of Operations - First Nine Months 2013 vs. First Nine Months 2012

Revenues. During the First Nine Months 2013, we generated $67,665 in revenues from our oil and gas production activities.  During the First Nine Months 2012, we generated no revenues.  During the First Nine Months 2013, our monthly cash operating expenses averaged approximately $73,248.

Expenses. Our cash provided by (outlays for) operating expenses during the First Nine Months 2013 were $173,563, up from ($272,368) for the First Nine Months 2012.  Non-cash operating expenses for the First Nine Months 2013, included $44,694 in stock issued for services and impairment charge of $277,078; our non-cash operating expenses for the First Nine Months 2012, which totaled $273,421 in stock issued for services and $82,762 in debt discount amortization, totaled $356,183.

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

Financial Condition

At September 30, 2013, we had $23,194 in cash and a working capital deficit of $940,410.  At December 31, 2012, our cash position was $13649 and our working capital deficit was $983,270.  Currently, we possess approximately $100,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

Prior to the Transaction, we owed our sole officer, Dean E. Sukowatey, a total of $535,650 in accrued and unpaid salary.  In connection with the Transaction, our company and this officer entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary.  Pursuant to the debt conversion agreement, this officer agreed to convert, and did so convert during the First Six Months 2012, the $534,650 in accrued and unpaid salary into shares of our common stock at a conversion price of $0.0345 per share, a total of 15,497,101 shares.

As part of the Transaction, we obtained loans in the total amount of $220,700 for use in our current operations, including its efforts to locate and acquire a business opportunity in the oil and gas industry.  In connection with these loans, we issued convertible promissory notes with an aggregate principal amount of $220,700.  These convertible promissory notes mature on September 1, 2013, accrue interest at 8% per annum and are payable at maturity, unless converted by the holder into shares of common stock at a conversion rate of $0.0345 per share.  During the First Six Months 2012, a total of approximately $131,070 of such convertible promissory notes had been converted into a total of approximately 3,799,116 shares of our common stock.

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
Capital Expenditures

During the First Nine Months 2013, we made $205,503 in capital expenditures related to our oil and gas operation. During the First Nine Months 2012, we made no capital expenditures.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, we did to issue unregistered securities that have not been reported previously.

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