Form 10-K
period 2013-12-31
All Energy Corp
filed 2015-07-14
CIK 1103384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-29417
All Energy Corporation (Exact name of registrant as specified in its charter)
Delaware	62-1581902
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
As of July 13, 2015, 44,302,742 shares of the common stock of the registrant were issued and outstanding.
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

Design of Proposed Frac Sand Mine. We believe our non-trucking operational design of the Wisconsin Sand Mine to be unique in the Western Wisconsin region. From the location of the mining activities, the frac sand would travel to the Sand Processing Property via elevated conveyor, and the reclamation materials would be returned from the Sand Processing Property to the mining area. By avoiding the need for trucking of the frac sand from mine to the Sand Processing Property and the reclamation materials back to the mining area, we are able to serve two important ends: the elimination of costs, up to $10,000,000 annually in the estimation of our management, associated with fleet trucking and the dramatic reduction of mine-related road traffic and associated road maintenance within the local community.

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

Annexation Process. Following Trempealeau County’s denial of our permit application, we immediately began to pursue the annexation of the Wisconsin Sand Mine property by the City of Arcadia, Wisconsin. If and when the Wisconsin Sand Mine property is so annexed, our company would submit an application for a permit to establish the Wisconsin Sand Mine to the City of Arcadia. Our management expects a final determination on our annexation proposal from the City of Arcadia in the near future. However, we cannot predict the outcome of this annexation effort.

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

We also will be subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and, with respect to our first planned frac sand mine, comparable Wisconsin statutes that regulate the protection of the health and safety of workers. OSHA regulates the customers and users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica-bearing dust through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.

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

Since 2013, we have spent approximately $2 million in pursuit of the Wisconsin Sand Permit.  The funds required to sustain our efforts in this regard have been derived primarily from loans from third parties.  Currently, we possess approximately $20,000 in cash.  To complete our permit efforts, we expect that we will need to obtain additional funds, either through sales of our stock and/or from loans.  However, the precise amount of additional funds that we will require cannot be predicted, due to the uncertainty surrounding the remaining duration of the permit process in which we are engaged and the related costs that might arise.  It is possible that, at a time in the near future, we will be forced to slow, or even to abandon, our efforts to obtain the Wisconsin Sand Permit, unless we are successful in obtaining needed funds.

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

In its opinion on our financial statements for the year ended December 31, 2013, our independent auditors raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on attractive terms.  Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited history makes an evaluation of our company extremely difficult, and profits are not assured.

In view of our lack of history in the frac sand mining business and the fact that we do not have a current revenue stream from operations, it may be difficult for investors to evaluate our business and prospects.  Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  For our business plan to succeed, we must obtain a permit to mine frac sand and obtain approximately $50,000,000 with which to establish our first frac sand mine. There can be no assurance that we will be successful in these efforts, nor can there be any assurance that our frac sand mining operations, if and when commenced, will achieve or sustain profitability in any future period.

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

Moreover, environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time, especially greenhouse gas emission regulation which is becoming more rigorous. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse-gas-emission related requirements at the supranational, federal, state, regional and local levels are in various stages of development. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject greenhouse gas emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and demand for frac sand.

In addition to environmental regulation, we will be subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration and the U.S. Occupational Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment.

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

Currently, our sole officer owns approximately 55.3% of our outstanding common stock.  This concentration of voting control gives this person control over any matters which require a shareholder vote, including, without limitation, the election of directors, even if his interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control.  This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Certain shares issued by us possess anti-dilution protection.

At such time as the outstanding number of shares of our common stock totals 55,000,000 (currently, 44,302,742 shares), current holders of 2,000,000 shares of our common stock shall, thereafter, possess rights of non-dilution, that is, such shareholders’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of our common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of the our common stock.  Further, should the our company, prior to April 15, 2016, (i) fail to obtain the Wisconsin Sand Permit or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence frac sand mining operations on the property to which the Wisconsin Sand Permit relates, then: these same shareholders’ protected ownership percentage shall increase to 15% and the shares necessary to bring these same shareholders’ ownership percentage to such level issued by us, which shares being valued at the most recent closing sale price of the our common stock, and, thereafter, these same shareholders’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of our common stock.
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

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of July 13, 2015, we have 44,302,742 shares of common stock outstanding. These shares of common stock are freely tradable, will be freely tradable upon the expiration of applicable holding periods, without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

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

In 2013, we settled a lawsuit styled ALL Fuels & Energy Corporation v. Energetix, LLC, Energetix Holdings II, LLC and Mitch Miller, Case No. 4:11-CV-00617-JEG-CFB, in the U.S. District Court for the Southern District of Iowa, Central Division, in which our company was the plaintiff. We sued the defendants for violating the terms of a non-circumvention agreement relating to the acquisition of an ethanol plant.  We received $556,672 in the settlement of such lawsuit and is recorded as other income in the accompanying financial statements.

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

The table below sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by OTC Markets.

	Period	High*	Low*
2011	First Quarter	$0.30	$0.15
	Second Quarter	$0.35	$0.15
	Third Quarter	$0.40	$0.07
	Fourth Quarter	$0.14	$0.05
2012	First Quarter	$1.93	$0.03
	Second Quarter	$1.39	$0.51
	Third Quarter	$0.33	$0.11
	Fourth Quarter	$0.22	$0.05
2013	First Quarter	$0.09	$0.03
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.05	$0.01
	Fourth Quarter	$0.04	$0.01

2014	First Quarter	$0.04	$0.01
	Second Quarter	$0.05	$0.02
	Third Quarter	$0.05	$0.03
	Fourth Quarter	$0.04	$0.03
2015	First Quarter	$0.06	$0.03
_____________________
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

Holders

On July 13, 2015, the number of record holders of our common stock, excluding nominees and brokers, was 266 holding 44,302,742 shares.

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

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2013, we did not issue unregistered securities that have not been reported previously.

Subsequent to December 31, 2013, we have issued unregistered securities that have not been reported previously, as follows:

1. (a) Securities Sold. In March 2015, 100,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Brad Knaack (50,000 shares) and Edward L. Cable (50,000 shares); (c) Consideration. Such shares were issued as directors’ bonuses and were valued at $.05 per share, or $5,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were accredited investors.

2. (a) Securities Sold. In March 2015, 50,000 shares of our common stock were issued; (b) Underwriter or Other Purchasers. Such shares were issued to Eric Newlan; (c) Consideration. Such shares were issued in payment of legal fees and were valued at $.05 per share, or $2,500, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, as a transaction not involving a public offering. These purchasers were accredited investors.

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

2015 Transactions

In January 2015, we entered into a series of five separate purchase agreements, pursuant to which we obtained $500,000 in loans and issued five separate convertible promissory notes with $500,000 in total face amounts, bearing interest at 15% annum and due and payable on the date that is one year from the date of first commercial production of frac sand at the our proposed mine to which the Wisconsin Sand Permit relates. The convertible promissory notes are convertible into shares of our common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of our common stock underlying the convertible promissory notes.

Also under the purchase agreements, the investing parties, as a group, received the following: (1) as additional interest, 2,000,000 shares of our common stock, which shares were valued at $.045 per share; (2) the right to force the sale of our company’s wetland credits and to have the proceeds from such sale, in an amount equal to the outstanding principal and accrued and unpaid interest under the convertible promissory notes, paid over to the investing parties; (3) at such time as the outstanding number of shares of our common stock totals 55,000,000, the shares issued as additional interest shall, thereafter, possess rights of non-dilution, that is, the investing parties’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of our common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of our common stock; (4) should our company, prior to April 15, 2016, (i) fail to obtain the Wisconsin Sand Permit or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence frac sand mining operations on the property to which the Wisconsin Sand Permit relates, then: the investing parties’ protected ownership percentage shall increase to 15% and the shares necessary to bring the investing parties’ ownership percentage to such level issued by us, which shares being valued at the most recent closing sale price of our common stock, and, thereafter, the investing parties’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of our common stock; and (5) the investing parties shall be paid, on an annual basis, up to 10% of gross sales of our first established frac sand mine located in Trempealeau County, Wisconsin.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2013 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Results of Operations

For 2013 and 2012, we incurred a net loss of $320,716 and $1,096,680, respectively.  For 2013, our monthly cash operating expenses, which include costs associated with the pursuit of business opportunities, averaged approximately $20,000.  Should we be successful in obtaining the Wisconsin Sand Permit, our operating expenses will increase, although we are unable to predict the amount of such increase.

Revenues.  During 2013 and 2012, we generated no revenues from our continuing operations.  However, during 2013, we recognized debt forgiveness income of $409,405 and other income of $556,674. Because we sold our sole producing oil and gas lease in May 2014, to focus on obtaining the Wisconsin Sand Permit, unless and until we obtain the Wisconsin Sand Permit, we expect that our operations will not generate revenues.  We cannot predict whether we will be successful in these efforts.

Expenses.  Our operating expenses during the years ended December 31, 2013 and 2012, were $1,014,040 and $763,262, respectively.  Our non-cash operating expenses, which include stock issued for services, additional interest, beneficial conversion expense and warrant/option expense, totaled $40,895 and $500,961for those years, respectively.

Financial Condition

At December 31, 2013, we had $27,989 in cash and a working capital deficit of $1,287,836.  While our cash position improved by $14,340 from December 31, 2012, levels, our working capital deficit increased by $304,566 compared to December 31, 2012.   Currently, we possess approximately $100,000 in cash.  We will be required to obtain additional significant capital, in order to continue our efforts in obtaining the Wisconsin Sand Permit.  There is no assurance that we will be able to secure enough funding to complete these efforts.

Since December 31, 2013, we have obtained a total of approximately $1.34 million in loans for use in our operations, including our efforts in obtaining the Wisconsin Sand Permit.

In January 2015, we entered into a series of five separate purchase agreements, pursuant to which we obtained $500,000 in loans and issued five separate convertible promissory notes with $500,000 in total face amounts, bearing interest at 15% annum and due and payable on the date that is one year from the date of first commercial production of frac sand at the our proposed mine to which the Wisconsin Sand Permit relates. The convertible promissory notes are convertible into shares of our common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of our common stock underlying the convertible promissory notes.

Also under the purchase agreements, the investing parties, as a group, received the following: (1) as additional interest, 2,000,000 shares of our common stock, which shares were valued at $.045 per share; (2) the right to force the sale of our company’s wetland credits and to have the proceeds from such sale, in an amount equal to the outstanding principal and accrued and unpaid interest under the convertible promissory notes, paid over to the investing parties; (3) at such time as the outstanding number of shares of our common stock totals 55,000,000, the shares issued as additional interest shall, thereafter, possess rights of non-dilution, that is, the investing parties’ ownership percentage shall be preserved at 3.636%, as measured after each subsequent issuance of our common stock, with any shares issued pursuant to this provision being valued at the most recent closing sale price of our common stock; (4) should our company, prior to April 15, 2016, (i) fail to obtain the Wisconsin Sand Permit or (ii) fail to secure binding commitments for financing in a total amount that is sufficient to commence frac sand mining operations on the property to which the Wisconsin Sand Permit relates, then: the investing parties’ protected ownership percentage shall increase to 15% and the shares necessary to bring the investing parties’ ownership percentage to such level issued by us, which shares being valued at the most recent closing sale price of our common stock, and, thereafter, the investing parties’ ownership percentage shall be preserved at 15%, as measured after each subsequent issuance of our common stock; and (5) the investing parties shall be paid, on an annual basis, up to 10% of gross sales of our first established frac sand mine located in Trempealeau County, Wisconsin.

In August 2011, we issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of our common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of our common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of our common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. We recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes at inception.  As of December 31, 2012, $124,144 of amortization has been recorded related to the debt discount.  Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished in addition to two additional promissory notes in the amount of $100,000 were cancelled and extinguished.  As a result of the cancellation the net unamortized principal and accrued interest that was extinguished was $409,405 and is recorded in the accompanying financial statements.

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

In addition, we will require additional funds, in order to sustain our operations through the remainder of 2015. We believe we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. We do not have a current commitment for an equity investment or a loan in any amount.

Capital Expenditures

During 2013, we made $305,637 in capital expenditures, all related to our discontinued oil and natural gas operations.  During 2012, we made $257,923 in capital expenditures.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of December 31, 2013, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Our chief executive officer, also serving as acting chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2013, our principal officer identified material weaknesses in our internal control over financial reporting.  A recognized material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the officers and directors of All Energy Corporation.

Name	Age	Position(s)
Dean E. Sukowatey	63	President, Acting Chief Financial Officer, Secretary and Director

Edward L. Cable	69	Chief Operating Officer and Director

Brad Knaack	41	Director

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

Board of Directors

During 2013, our full board of directors did not meet; however, the board of directors took action by unanimous written consent in lieu of a meeting on eight occasions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of All Energy Corporation at any time during the years ended December 31, 2013, 2012 and 2011, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2013, 2012 and 2011. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2013, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dean E. Sukowatey	2013	240,000(1)	---	---	---	---	---	---	240,000(1)
President and Acting Chief Financial Officer	2012	240,000(1)	---	---	---	---	---	---	240,000(1)
	2011	240,000(2)	---	---	---	---	---	---	240,000(2)
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

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2013, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean E. Sukowatey	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2013, 2012 and 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CURRENT DIRECTORS
Dean E. Sukowatey 2013 2012 2011	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Brad Knaack 2013 2012 2011	--- --- ---	10,500(1) 92,000(2) ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	10,500(1) 92,000(2)
Edward L. Cable 2013 2012 2011	--- --- ---	10,500(1) --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	10,500(1) --- ---
FORMER DIRECTOR
James R. Broghammer 2013 2012 2011	--- --- ---	--- 92,000(2) ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- 92,000(2) ---
_______________________________________________
(1) This amount relates to stock awards made in 2013.
(2) This amount relates to a stock award made in 2012.

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

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
Dean E. Sukowatey	30,632,101 (2)	55.29%
Edward L. Cable	250,000	*
Brad Knaack	2,619,770	4.73%
ALL Energy Company (3)	141,000	*
All directors and executive officers, including ALL Energy Company, as a group (4 persons)	33,642,871 (2)	60.72%
5% Owners
Vertical Holdings, LLC (4) 9337 Katy Freeway, #296 Houston, Texas 77024	4,000,000 (5)	7.22%
     *           Less than 1%.
    (1)           Based on 55,402,742 shares of our common stock outstanding, which number of shares includes a total of 11,100,000 shares underlying derivative securities, as detailed in the remainder of the footnotes to this table.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

2015

Common Stock Issued for Director Bonuses. In March 2015, we issued a total of 100,000 shares of our common stock as bonuses to two of our directors, Brad Knaack (50,000 shares) and Edward L. Cable (50,000 shares). These shares were valued at $.05 per share, or $5,000, in the aggregate.

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

In August 2014, we issued three separate promissory notes with aggregate face amounts of $10,000 to Mr. Sukowatey in consideration of his additional loans to our company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which we close a funding transaction that provides capital to us in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) August 2016.

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

Common Stock Issued for Director Bonuses. In August 2014, we issued a total of 400,000 shares of our common stock as bonuses to two of our directors, Brad Knaack (200,000 shares) and Edward L. Cable (200,000 shares). These shares were valued at $.028 per share, or $11,200, in the aggregate.

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

2013

Issuances of Promissory Notes. In September 2013, we borrowed $109,800 from Dean E. Sukowatey, our President, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from our company’s sale of our oil and gas lease.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2013 and 2012, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$3,100	$16,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2013 and 2012
•	Statements of Operations for the Years Ended December 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2013
•	Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2013
•	Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and the Period from Commencement of Development Stage (June 7, 2004) to December 31, 2013
•           Notes to Financial Statements

2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on July 13, 2015, on its behalf by the undersigned, thereunto duly authorized.

ALL ENERGY CORPORATION By: /s/ DEAN E. SUKOWATEY Dean E. Sukowatey President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on July 13, 2015, by the following persons on behalf of the Registrant, in the capacities indicated:

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

To the Board of Directors and
Shareholders of All Energy Corporation

We have audited the accompanying consolidated balance sheets of All Energy Corporation (a development stage company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2013. All Energy Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and from the date of commencement of the development stage (June 7, 2004) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua & Huff, P.C.
Richardson, Texas
June 26, 2015

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$27,989	$13,649
Total current assets	27,989	13,649
Assets held for sale	275,000	---
Total assets held for sale	275,000	---
Property and equipment - at cost
Oil and gas properties (full cost method)	---	264,573
Equipment	8,333	3,333
Less accumulated depreciation and amortization	(3,393)	(12,711)
Total property and equipment - net	4,940	255,195
Total assets	$307,929	$268,844
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$133,790	$92,695
Accrued expenses - related party	635,235	353,895
Notes payable and convertible notes, net of unamortized discounts of $124,142	355,000	480,329
Liabilities related to assets held for sale	70,000	---
Notes payable - related parties	121,800	70,000
Total current liabilities	1,315,825	996,919
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 24,727,413 and 22,887,413 shares issued in 2013 and 2012, respectively, and 24,586,413 and 22,746,413 shares outstanding in 2013 and 2012, respectively	247,274	228,874
Additional paid-in capital	18,210,360	18,187,865
Treasury stock, at cost; 141,000 and 141,000 shares in 2013 and 2012, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(12,841,586)	(12,520,870)
Total stockholders’ equity (deficit)	(1,007,896)	(728,075)
Total liabilities and stockholders’ equity (deficit)	$307,929	$268,844
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

		Year Ended 12/31/13		Year Ended 12/31/12	Period from Commencement of Development Stage (June 7, 2004) to 12/31/13 (unaudited)

Revenues	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		272,808		53,950	8,098,661
Legal and professional		195,465		159,098	1,667,263
Rent		---		---	---
Depreciation and amortization		60		343	9,319
Impairment charge		---		---	333,540
General and administrative		545,707		549,871	3,353,016
Total operating expenses		1,014,040		763,262	13,461,799
Other income (expense)
Beneficial conversion expense		---		---	(171,000)
Interest expense		(22,128)		(28,194)	(154,331)
Interest income		---		30	51,404
Rental income		---		---	66,250
Loss on sale of investment		---		(6,650)	(131,650)
Equity loss in subsidiary		---		---	(233,340)
Loss on sale of land		---		---	(1,278)
Convertible debt/warrant expense		---		(110,352)	(151,734)
Debt forgiveness income		409,405		---	507,236
Other income		556,674		---	556,674
Total other income (expense)		943,951		(145,166)	338,231
Net income (loss) from continuing operations		$(70,089)		$(908,428)	$(12,712,477)
Net income (loss) from discontinued operations		(250,627)		(188,252)	(438,879)
Net income (loss)		$(320,716)		$(1,096,680)	$(13,554,355)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

	Year Ended 12/31/13	Year Ended 12/31/12	Period from Commencement of Development Stage (June 7, 2004) to 12/31/13 (unaudited)
Income (loss) from continuing operations per share:
Basic	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.05)

Net loss from discontinued operations per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Income (loss) per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding:
Basic	20,426,623	19,939,068
Diluted	24,635,671	45,980,756

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

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

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable		Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for bonuses at $1.54 per share	100,000	1,000	153,000	---		---	---	---	---	154,000
Stock issued for bonuses at $.07 per share	300,000	3,000	18,000	---		---	---	---	---	21,000
Stock issued for note extensions at $.08 per share	175,000	1,750	12,250	---		---	---	---	---	14,000
Adjustment for change in stock price for options	---	---	(127,632)	---		127,632	---	---	---	---
Net loss	---	---	---	---		---	---	---	(1,096,680)	(1,096,680)
Balance, 12/31/12	22,887,413	$228,874	$18,187,865	$(50,000)	$	---	$(150,000)	$(6,423,944)	$(12,520,870)	$(728,075)
Stock issued for additional interest at $.026 per share	200,000	2,000	3,200	---		---	---	---	---	5,200
Stock issued for bonuses at $.07 per share	600,000	6,000	6,000	---		---	---	---	---	12,000
Stock issued for consulting services at $.02 per share	20,000	200	200	---		---	---	---	---	400
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2013, 2012, 2011 and 2010, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

	Shares	Amount	Additional Paid-in Capital	Stockholder Receivable	Subscription Receivable		Treasury Stock	Accumulated Deficit	Deficit Accumulated during Development Stage	Stockholder’s (Deficit) Equity
Stock issued for consulting services at $.02 per share	20,000	200	200	---		---	---	---	---	400
Stock issued for legal services at $.01 per share	1,000,000	10,000	---	---		---	---	---	---	10,000
Options	---	---	12,895	---		---	---	---	---	12,895
Net loss	---	---	---	---		---	---	---	(320,716)	(320,716)
Balance, 12/31/13	24,727,413	$247,274	$18,210,360	$(50,000)	$	---	$(150,000)	$(6,423,944)	$(12,841,586)	$(1,007,896)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013

	Year Ended 12/31/13	Year Ended 12/31/12	Period from Commencement of Development Stage (June 7, 2004) to 12/31/13 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(320,716)	$(1,096,680)	($13,554,355)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	(409,405)	---	(507,236)
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	60	9,721	18,697
Options issued for compensation and services	---	39,511	7,039,096
Stock issued for services and compensation and services	40,895	350,700	1,636,240
Impairment charge	285,832	---	619,372
(Increase) decrease in prepaids	---	---	-87,820
Non-cash beneficial conversion expense	---	---	171,000
Debt discount amortization	---	110,352	151,734
Loss on investments	---	---	125,000
Increase in accrued expenses	281,340	---	281,340
Increase (decrease) in accounts payable	70,171	301,090	1,086,690
Net cash provided by (used in) operating activities	(51,823)	(285,306)	(3,004,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,000)	---	(956,238)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	(305,637)	(257,923)	(570,210)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction in progress	---	---	(193,720)
Net cash used for investing activities	(310,637)	(257,923)	(1,347,312)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012, and the Period from Commencement of
Development Stage (June 7, 2004) to December 31, 2013 (cont.)

	Year Ended 12/31/13		Year Ended 12/31/12		Period from Commencement of Development Stage (June 7, 2004) to 12/31/13 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash		---		205,900	2,909,523
Principal payments on related party advances		---		---	(3,988)
Proceeds from (payments on) notes payable - related party		111,800		---	179,800
Proceeds from notes payable - third party		275,000		358,000	1,023,700
Payments on note payable - related party		(10,000)		(10,000)	(67,500)
Proceeds from long-term debt, net of deferred borrowing costs		---		---	483,120
Purchase of treasury stock		---		---	(150,000)
Contributions from shareholders		---		---	950
Net cash provided by financing activities		376,800		553,900	4,375,605
NET CHANGE IN CASH		14,340		10,671	24,001
Cash, beginning of period		13,649		2,978	3,988
Cash, end of period		$27,989		$13,649	$27,989

Supplemental information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

In January 2007, there occurred another change in control of the Company. Pursuant to a stock purchase agreement, ALL Energy Company purchased 94,000, or 141,000 post-forward-split, shares, or 57.24%, of the Company’s outstanding common stock from an existing shareholder.

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

In May 2014, the Company sold all of its interest in its only producing oil and gas lease containing two producing wells. With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See Note 6 - Changes of Business Plan and Note 29 - Subsequent Events.

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

Loss per Share

Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2013, the Company had the following dilutive common stock equivalents outstanding:

–
10,050,000 shares underlying convertible promissory notes payable to related parties (subsequent to December 31, 2013, 950,000 of such shares were issued pursuant to note conversions [see “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 29 – Subsequent Events] and a promissory note convertible into 2,000,000 of such shares was replaced with a non-convertible promissory note [see “Issuances of Promissory Notes - 2014” under Note 29 – Subsequent Events]).

Reverse Split

In January 2012, the Company effected a 1-for-50 reverse split of its common stock.  See “Reverse Split of Common Stock” under Note 19 - Capital Stock.

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

The Company is subject to tax reporting in multiple jurisdictions, and considers the requirements of each jurisdiction, when preparing its estimates of taxes currently due or deferred. Each jurisdiction has its own oversight and enforcement bodies, and the Company is subject to audits in each taxing jurisdiction.  Management believes that the Company has adequately addressed all relevant tax positions and that there were no unrecorded tax liabilities.  Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed.The Company's provision for tax obligations represents estimates, which are subject to changes and adjustments resulting from future events. See Note 2 – Going Concern.

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. There was an impairment of $285,832 recorded for 2013.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2013 or subsequent thereto that would have a material impact on the Company’s financial reporting.

NOTE 2 — GOING CONCERN

The Company incurred losses totaling $(13,554,355) through December 31, 2013, and, at December 31, 2013, had a working capital deficit of $1,287,836.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

During 2013, the Company obtained a total of $386,800 in operating funds from loans provided by third parties and certain affiliates.

Since December 31, 2013, the Company has obtained approximately $1,340,000 in operating funds from loans provided by third parties and certain affiliates. See “Issuance of Promissory Notes - 2014” and “Issuance of Promissory Notes - 2015” under Note 29 - Subsequent Events.

Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $275,000 in cash. See “Sale of Oil and Gas Lease” under Note 29 - Subsequent Events.

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

The Company will require additional funds, in order to sustain its operations through the remainder of 2015 and the first half of 2016. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

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

The following is a schedule of the composition of the income tax benefit:
	2013		2012
Net operating loss carryforward		$4,542,277		$4,430,026
Valuation allowance for net deferred tax asset		(4,542,277)		(4,430,026)
Total income tax benefit (liability)	$	---	$	---
Net loss before taxes		$(320,716)		$(1,096,680)
Permanent difference related to debt discount		---		110,352
Expected taxable net loss		(320,716)		(986,328)
U.S. statutory rate		35%		35%
Increase in deferred tax asset - net operating loss carryforward		(112,251)		(345,215)
Increase in deferred tax asset valuation account related to net operating loss carryforward		112,251		345,215
Total tax expense		$0		$0
Effective tax rate		0.0%		0.0%

The net change in the valuation account relating to the net operating loss carry-forward was $112,251 and $345,215, in the years ended December 31, 2013 and 2012, respectively. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carry-forward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit. The Company has incurred losses since its inception. The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock. The Company has unused net operating losses available for carry-forwards of approximately $11,620,000 that will expire over the 15 years following the filing of the returns.

NOTE 6 — CHANGES OF BUSINESS PLAN

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See “Sale of Oil and Gas Lease” under Note 29 – Subsequent Events.

With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin, the efforts towards which the Company began in the first half of 2013.

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

Litigation. In response to Trempealeau County’s denial of the Company permit application, the Company has filed two lawsuits against the Trempealeau County Environment & Land Use Committee, including its individual members. See Note 26 – Frac Sand Mining Permit Litigation.

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

During 2012, a total of 1,400,000 shares were issued under the 2011 Plan.  During 2013, no shares were issued under the 2011 Plan.

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended December 31, 2013 and 2012, accounts payable and accrued expenses are comprised of $36,997 and $49,145 of accrued interest, respectively, and $732,028 and $397,445 of operating expenses, respectively.

NOTE 9 — FORGIVENESS OF DEBT

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock.  As of December 31, 2012, $124,144 of amortization has been recorded related to the debt discount.  Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished in addition to two additional promissory notes in the amount of $100,000 were cancelled and extinguished.  As a result of the cancellation the net unamortized principal and accrued interest that was extinguished was $409,405 and is recorded in the accompanying financial statements.

NOTE 10 — CANCELLATION AGREEMENTS

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

NOTE 11 — DEBT CONVERSION AGREEMENT

In January 2012, the Company’s President converted $520,850 of debt into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

NOTE 12 — RELATED PARTY TRANSACTIONS

Debt Conversion Agreement

In January 2012, the Company’s President converted $520,850 in debt into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

Director Loans

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations.  On the dates of issuance, and as at December 31, 2013, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock.  Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, each of these loans was revised and extended to September 2012, by the issuance of a total of 50,000 shares of Company common stock.  In September 2012, each of these loans was again revised and extended to September 2013, by the issuance of a total of 50,000 shares of Company common stock. No further extension transaction has occurred, although this director has indicated that he will not demand payment of such indebtedness, until such time as such repayment would not negatively affect the Company’s financial position.

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in August 2014, such $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 29 – Subsequent Events.

In September 2013, the Company borrowed $109,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

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

Common Stock Bonuses

During 2013, the Company issued a total of 600,000 shares of its common stock as bonuses to two of its directors.  These shares were valued at $.02 per share, or $12,000, in the aggregate.

During 2012, the Company issued a total of 100,000 shares of its common stock as bonuses to two of its directors.  These shares were valued at $1.54 per share, or $154,000, in the aggregate.

NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of accounts payable approximate their carrying amounts.

NOTE 14 — AMENDMENT OF AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

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

NOTE 15 — NOTES PAYABLE - RELATED PARTIES

In January 2012, $520,850 in accrued officer salary and interest was converted into 15,097,101 shares of Company common stock, pursuant to a debt conversion agreement.

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations.  On the dates of issuance, and as at December 31, 2013, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock.  Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, each of these loans was revised and extended to September 2012, by the issuance of a total of 50,000 shares of Company common stock.  In September 2012, each of these loans was again revised and extended to September 2013, by the issuance of a total of 50,000 shares of Company common stock. No further extension transaction has occurred, although this director has indicated that he will not demand payment of such indebtedness, until such time as such repayment would not negatively affect the Company’s financial position.

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2013, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 29 – Subsequent Events.

In September 2013, the Company borrowed $109,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease. See “Repayment of Promissory Note - Related Party” under Note 29 – Subsequent Events.

NOTE 16 — NOTES PAYABLE - THIRD PARTIES

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

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “Issuances of Promissory Notes - 2014” under Note 29 – Subsequent Events.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 29 – Subsequent Events.

In August 2011, the Company issued convertible promissory notes with an aggregate principal amount of $220,700. At issuance, these notes matured on September 1, 2013, accrued interest at 8% per annum and were payable at maturity, unless converted by the holder into shares of Company common stock at a conversion rate of $0.0345 per share. During 2012, a total of $131,069 of such indebtedness was converted into a total of 3,799,116 shares of Company common stock. Simultaneously with their notes, each party was issued Series A Warrants and Series B Warrants. Series A Warrants provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.25 per share and Series B Warrants that provide the holders the right to purchase up to a total of 2,000,000 shares of Company common stock at an exercise price of $0.375 per share. On their issuance, the warrants had a four year life. The values in 2011 were based upon Black-Scholes computations with the following ranges of assumptions: Volatility 41.568%, interest rate 0.67%, expected term of 4 years and stock prices from $0.006. The Company recorded $220,700 as a Debt Discount which is to be amortized over the term of the two year notes.  As of December 31, 2012, $124,142 of amortization has been recorded related to the debt discount. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes, all of the Series A Warrants and all of the Series B Warrants were cancelled, with all principal and accrued interest under the convertible promissory notes being extinguished.  See Note 10 – Cancellation Agreements.

2012 Notes

In May 2012, the Company issued promissory notes to two third parties, each promissory note with a $100,000 face amount, in consideration of two loans of the same amount.  At issuance, each such promissory note was due in October 2012, as extended, with $1,000 in interest due on each at their respective due dates.  In July 2012, the Company issued two additional promissory notes to the same third parties, each promissory note with a $10,000 face amount. At issuance, each such promissory note was due in October 2012. The aggregate amount of $222,000 owed to such parties was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Pursuant to a series of agreements, in February 2013, all of these promissory notes were cancelled and all principal and accrued interest extinguished.  See Note 10 – Cancellation Agreements.

In July 2012, the Company issued two convertible secured promissory notes with $25,000 and $25,000 face amounts, respectively, in consideration of two loans of such amounts, one being from a director of the Company. At issuance, each such convertible promissory note was due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid with a portion of the proceeds from the sale of the Company’s oil and gas lease. See “Repayment of Certain Loans” under Note 29 – Subsequent Events.

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “Issuances of Promissory Notes - 2014” under Note 29 – Subsequent Events.

2013 Notes

In September 2013, the Company borrowed a total of $200,000 from a third party, through the issuance of two separate promissory notes, which bear interest on the unpaid balance at the rate of 5% per annum until paid and are due and payable September 2014.

In October 2013, the Company borrowed $200,000 from a third party, through the issuance of a promissory notes, which bears interest on the unpaid balance at the rate of 5% per annum until paid and is due and payable on the date that is the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) October 2015.

NOTE 17 — LOANS ON OPEN ACCOUNT

During 2012, the Company obtained loans on open account in the total amount of $48,000. These loans on open account are payable on demand and the Company accrues interest on these loans at 8%.

NOTE 18 — NON-CASH INVESTING AND FINANCING

For the year ended December 31, 2012, the Company had the following non-cash transactions:

–	Conversion of $131,070 from debt into stock; and
–	Conversion of $520,850 from debt into stock.

NOTE 19 — CAPITAL STOCK

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

Common Stock Issued Pursuant Convertible Promissory Notes

During 2012, $131,069 of indebtedness evidenced by convertible promissory notes was converted into a total of 3,799,116 shares of Company common stock, a per share price of $.0345. Pursuant to a series of agreements, in February 2013, all of these convertible promissory notes were cancelled and all remaining principal and accrued interest extinguished. See Note 10 – Cancellation Agreements.

Also during 2012, an additional $500 of indebtedness evidenced by a convertible promissory note was converted into 50,000 shares of Company common stock, a per share conversion price of $.01.

Common Stock Issued for Services

During 2013, the Company issued a total of 40,000 shares of common stock to third-party consultants pursuant to consulting agreements. These shares were valued at $.02 per share, or $800, in the aggregate.  In addition, the Company issued 1,000,000 shares of common stock in payment of legal services. By agreement, these shares were valued at $.01 per share, or $10,000, in the aggregate.

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

Common Stock Issued for Director Bonuses

During 2013, the Company issued a total of 600,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.02 per share, or $12,000, in the aggregate.

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

Common Stock Issued as Additional Interest

During 2013, the Company issued 200,000 shares of common stock to a third-party as additional interest under a promissory note, which shares were valued at $.026 per share, an aggregate value of $5,200.

NOTE 20 — WARRANTS

During 2011, the Company issued 2,000,000 Series A Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.25 per share and 2,000,000 Series B Warrants to purchase a like number of shares of Company common stock at an exercise price of $0.375 per share.  Upon issuance, the Series A Warrants and Series B Warrants expired in August 2015. In February 2013, all of the Series A Warrants and the Series B Warrants were cancelled.  See Note 10 – Cancellation Agreements.

NOTE 21 — 2011 TRANSACTION

In August 2011, the Company, certain affiliates of the Company and certain third parties entered into and completed a series of transactions (collectively, the “2011 Transaction”).

Assignment of Convertible Promissory Notes

During 2010, the Company borrowed a total of $100,000 from a third party, through the issuance of convertible promissory notes (the balances due as of December 31, 2012 and 2011, were $82,500 and $82,500, respectively), bearing interest at 8% per annum and convertible into a number of shares based on the market price of the Company’s common stock.  On the dates of issuance, these promissory notes were convertible into an aggregate of approximately 16,000,000 shares of Company common stock. During 2010, $7,500 of the first of these convertible promissory notes was partially converted into 2,508,361 shares of the Company’s common stock. During 2011, $10,000 of the first of these convertible promissory notes was converted into a total of 6,076,923 shares of the Company’s common stock.  In connection with the 2011 Transaction, the Company entered into an assignment agreement with this third party whereby it assigned the remaining debt (unpaid principal and interest) owed under such convertible promissory notes to five third parties for $90,000 in cash. In connection with this assignment, the Company recognized debt forgiveness income in the amount of $3,266 which is reflected in the accompanying financial statements. Subsequent to December 31, 2012, in February 2013, these convertible promissory notes, including accrued interest, were cancelled.  See Note 10 – Cancellation Agreements.

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

All of these securities, the convertible promissory notes, the Series A Warrants and the Series B Warrants, were outstanding at December 31, 2012.  However, all of these securities were cancelled in February 2013, pursuant to a series of agreements.  See Note 10 – Cancellation Agreements.

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

Debt Conversion Agreement

Prior to the 2011 Transaction, the Company owed its President a total of $534,650 in accrued and unpaid salary and interest.  In connection with the 2001 Transaction, the Company and its President entered into a debt conversion agreement with respect to $534,650 of such accrued and unpaid salary.  Pursuant to this debt conversion agreement, the Company’s President agreed to convert the $534,650 in accrued and unpaid salary into shares of Company common stock at a conversion price of $0.0345 per share, upon the Company’s effecting a 1-for-50 reverse split.  This debt conversion agreement was amended once, pursuant to which amendment the Company’s President had the right to convert $13,800 of the accrued and unpaid salary amount into a total of 400,000 shares of Company common stock.  The Company’s officer did so convert $13,800 of the accrued and unpaid salary amount into 400,000 shares, leaving $521,850 in accrued and unpaid salary subject to the debt conversion agreement.  In January 2012, the Company’s President converted the $521,850 in accrued and unpaid salary into 15,907,101 shares of Company common stock. See Note 11 – Debt Conversion Agreement.

Lock-up Agreement

In connection with the debt conversion agreement between the Company and its President, the Company and its President entered into a lock-up agreement with respect to the shares that were issued to him under the debt conversion agreement. As of December 31, 2012, the lock-up period had expired.

Amended and Restated Employment Agreement

In connection with the 2011 Transaction, the Company and its President entered into an amended and restated employment agreement.  Pursuant to this amended and restated employment agreement, the Company’s President was due a salary of up to $240,000 per year (beginning at $12,500 per month for 4 months; $15,000 per month from month five until the Company closed on a debt or equity financing of at least $1,000,000; and $20,000 per month thereafter).  This officer’s compensation is no longer connected to the acquisition of an ethanol plant, pursuant to a second amended and restated employment agreement with this officer.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

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

NOTE 22 — PURCHASE OF OIL AND GAS LEASE

In July 2012, the Company completed the purchase of a 40-acre oil and gas lease located in Taylor County, Texas, containing a single producing oil well. The purchase price for the subject lease was $250,000 in cash. In addition to the lease, under the purchase agreement, the Company acquired a consent to inject salt water, with respect to a nearby salt water disposal well.  In October 2012, after reworking efforts had been completed, the existing well on the lease began to produce oil.  In May 2014, the Company sold all of its interest in this lease for $275,000 in cash. See “Sale of Oil and Gas Lease” under Note 29 – Subsequent Events.

NOTE 23 — OTHER OIL AND GAS INVESTMENTS

Belize

At December 31, 2013, the Company owned 4% of the outstanding shares in Treaty Belize Energy, LTD (“TBE”), a Belize corporation that purported to seek to develop an oil and gas property located in Belize, for a cash investment of $100,000. In addition, the Company acquired an option to purchase up to 15% ownership of Paradise Energy, LTD for up to one year at a cost of $360,000, $25,000 of which had, as of December 31, 2012, been paid by the Company as a deposit. The Company also acquired an option to purchase additional shares up to10% of TBE, at a total cost of approximately $500,000.

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

In October 2012, the Company and the parent company of TBE and Paradise Energy, Treaty Energy Corporation, entered into a rescission agreement with respect to all of the Treaty-related securities purchased by the Company.  Under this agreement, Treaty agreed to pay the Company $120,000 in four equal installments, beginning in November 2012.  Treaty did not make any of its required payments.  In January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.  See Note 25 – Arbitration Proceedings.

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

NOTE 24 — SUPPLEMENTAL RESERVES INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as at December 31, 2013, have been estimated by a third-party petroleum engineer.

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

Proved Oil and Gas Reserves at December 31, 2013 (unaudited)

	Crude Oil BBL	Natural Gas Mcf
Gross Reserves	16,092	---
Net Reserves	12,069	---

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for December 31, 2013, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing

Gross Oil Reserves, BBL	16,092
Net Oil Reserves, BBL	12,069
Net Revenue	$1,129,929
Net Severance and Ad Valorem Tax	$51,977
Net Lease Cost	$335,478
Net Cash Flow	$742,475
Present Worth @ 10%	$484,692

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See “Sale of Oil and Gas Lease” under Note 29 – Subsequent Event.

NOTE 25 — ARBITRATION PROCEEDINGS

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

NOTE 26 — FRAC SAND MINING PERMIT LITIGATION

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

In November 2014, the Company initiated an additional lawsuit seeking damages associated with the Committee’s refusal to grant the Company’s application for a permit to mine frac sand.  See “Frac Sand Mining Permit Litigation” under Note 29 – Subsequent Events.

NOTE 27 — SETTLEMENT OF LAWSUIT

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

NOTE 28 — DISCONTINUED OPERATIONS

Discontinued operations relates to the Company’s oil and gas property that was sold in May 2014.  The operations related to the oil and gas property have been reclassified to discontinued operations for the year ended December 31, 2013.

	Year Ended 12/31/13	Year Ended 12/31/12
Revenue:
Oil and gas revenue	$98,321	$29,445
General and administrative	42,018	208,319
Amortization	21,098	9,378
Impairment charge	285,832	---
Net loss from discontinued operations	$(250,627)	$(188,252)

NOTE 29 — SUBSEQUENT EVENTS

Sale of Oil and Gas Lease

In May 2014, the Company sold all of its interest in its oil and gas lease located in Taylor County, Texas, a 40-acre tract containing with two producing oil wells. The sale prices for this lease was $275,000 in cash and the Company had incurred costs on this well of approximately $350,000. The Company recognized a loss of approximately $2,000 on the sale of this lease. With the sale of this producing property, the Company has committed all available resources to obtaining a permit to mine frac sand on property located in Trempealeau County, Wisconsin.

Repayment of Promissory Note – Related Party

In September 2013, the Company borrowed $109,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

Issuances of Promissory Notes – 2015

In January 2015, the Company issued to five separate third parties convertible promissory notes with $500,000 in total face amounts in consideration of loans to the Company of such aggregate amount. Each of these promissory notes bears interest on the unpaid balance at the rate of 15% per annum until paid and are due and payable on the date that is one year from the date of first commercial production of frac sand at the Company’s proposed mine located in Trempealeau County, Wisconsin. The convertible promissory notes are convertible into shares of Company common stock at the rate of six shares for every $1.00 of principal converted, for an aggregate total of 3,000,000 shares of Company common stock underlying the convertible promissory notes.

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

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note 29 – Subsequent Events.

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

Common Stock Issued as Additional Interest – 2015

In January 2015, a total of 2,000,000 shares of Company common stock were issued as additional interest under convertible promissory notes, which shares were valued at $.045 per share, or $90,000, in the aggregate.

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

Common Stock Issued for Performance Bonuses – 2014

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

Common Stock Issued Pursuant to Convertible Promissory Notes – 2014

In August 2014, a total of $9,500 of indebtedness evidenced by convertible promissory notes was converted into a total of 950,000 shares of Company common stock, a per share price of $.01. $5,000 of such converted indebtedness was held by a director, who was issued 500,000 of such issued conversion shares.

Revised Employment Agreement

The Company has entered into a revised employment agreement with its President.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

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

Date Through Which Subsequent Events Evaluated

The date to which events occurring after December 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is June 26, 2015, which is the date on which the financial statements were available to be issued.