Form 10-Q
period 2014-03-31
All Energy Corp
filed 2015-11-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

	DELAWARE	62-1581902
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 15, 2015, there were 44,302,742 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of March 31, 2014 (unaudited), and December 31, 2013	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014 (unaudited)	6

Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2014, and December 31, 2013

	3/31/14 (unaudited)	12/31/13
ASSETS
Current assets
Cash and cash equivalents	$10,649	$27,989
Total current assets	10,649	27,989
Assets held for sale	275,000	275,000
Property and equipment - at cost
Equipment	8,333	8,333
Less accumulated depreciation and amortization	(3,640)	(3,393)
Total property and equipment - net	4,693	4,940
Total assets	$290,342	$307,929
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$114,249	$133,790
Accrued expenses - related party	708,075	635,235
Notes payable and convertible notes, net of unamortized discount of $7,563	667,438	375,000
Notes payable - related parties	104,800	121,800
Liabilities related to assets held for sale	50,000	50,000
Total current liabilities	1,644,562	1,315,825
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 25,133,563 and 24,727,413 shares issued, respectively, and 24,992,563 and 24,586,413 shares outstanding, respectively	251,336	247,274
Additional paid-in capital	18,217,483	18,210,360
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(13,199,095)	(12,841,586)
Total stockholders’ equity (deficit)	(1,354,220)	(1,007,896)
Total liabilities and stockholders’ equity (deficit)	$290,342	$307,929
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014

	Three Months Ended March 31,
	2014 (unaudited)		2013 (unaudited)		Period from Commencement of Development Stage (June 7, 2004) to 3/31/14 (unaudited)
Revenues	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		222,187		9,677	8,320,848
Legal and professional		25,233		43,023	1,692,496
Impairment charge		---		---	333,540
Depreciation and amortization		247		---	9,566
General and administrative		96,324		150,079	3,449,340
Total operating expenses		343,991		202,779	13,805,790
Other income (expense)
Beneficial conversion expense		---		---	(171,000)
Interest expense		(10,742)		(2,063)	(165,073)
Interest income		---		---	51,404
Rental income		---		---	66,250
Loss on sale of investment		---		---	(131,650)
Loss on sale of land		---		---	(1,278)
Forgiveness of debt		---		409,405	507,236
Convertible debt/warrant expense		---		---	(151,734)
Equity loss in subsidiary		---		---	(233,340)
Other income		---		346,667	556,674
Total other income (expense)		(10,742)		754,009	327,489
Net income (loss) from continuing operations		(354,733)		551,230	(13,470,209)
Net income (loss) from discontinued operations		(2,776)		(4,124)	(441,655)
Net income (loss)		$(357,509)		$547,106	$(13,911,864)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/14 (unaudited)
Income (loss) per share from continuing operations
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Loss per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic	24,914,367	22,887,413
Diluted	32,014,367	22,887,413

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/14 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(357,509)	$547,106	$(13,911,864)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Depreciation and amortization	2,896	2,583	21,593
Forgiveness of debt	---	(409,405)	(507,236)
Equity loss on subsidiary	---	---	14,485
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	3,185	12,894	1,639,425
Debt discount amortization	438	---	152,172
Loss on investment	---	---	125,000
Impairment charge	21,248	13,890	640,620
Increase in accrued expenses	67,865	144,876	349,205
Decrease (increase) in prepaids	---	---	(87,820)
Increase (decrease) in accounts payable	(14,566)	(47,066)	1,072,124
Net cash provided by (used in) operating activities	(276,443)	264,878	(3,280,735)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(956,238)
Investment in Treaty Energy Belize LTD.	---	---	(125,000)
Investment in oil and gas property	(23,897)	(36,278)	(594,107)
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used for investing activities	(23,897)	(36,278)	(1,371,209)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to March 31, 2014

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 3/31/14 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,909,523
Principal payments on related party advances	---	---	(3,988)
Proceeds from notes payable - third party	300,000	---	1,323,700
Proceeds from (payments on) notes payable - related party	---	---	179,800
Payments on notes payable - related party	(17,000)	(5,500)	(84,500)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	283,000	(5,500)	4,658,605

NET CHANGE IN CASH	(17,340)	223,100	6,661
Cash, beginning of period	27,989	13,649	3,988
Cash, end of period	$10,649	$236,749	$10,649

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2.  Going Concern

The Company has incurred losses totaling $13,911,864 through March 31, 2014, and had a working capital deficit of $1,633,913 at March 31, 2014.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for March 31, 2014, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing
Gross Oil Reserves, BBL Net Oil Reserves, BBL Net Revenue Net Severance and Ad Valorem Tax Net Lease Cost Net Cash Flow Present Worth @ 10%	16,092 12,069 $1,129,929 $51,977 $335,478 $742,475 $484,692

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See “Sale of Oil and Gas Lease” under Note14. Subsequent Event.

Note 6.  Management’s Plans for Liquidity

During the three months ended March 31,2014, the Company obtained $300,000 in operating funds from loans provided by third parties.  Since March 31, 2013, the Company has obtained approximately $1,040,000 in operating funds from loans provided by third parties and certain affiliates. See “Issuance of Promissory Notes - 2014” and “Issuance of Promissory Notes - 2015” under Note14 - Subsequent Events.

Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $280,000 in cash. See “Sale of Oil and Gas Lease” under Note14. Subsequent Events.

With the sale of the Company’s only oil-producing property in May 2014, the Company applies all of its available capital to its efforts in obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin. There is no assurance that the Company will be successful in these efforts, that it will obtain sufficient capital to sustain its efforts or that it will be able to obtain adequate funding to mine frac sand, should it obtain the required permit.  See Note 7. Changes of Business Plan.

The Company will require additional funds, in order to sustain its operations through the remainder of 2015 and the first half of 2016. The Company believes it will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. The Company does not have a current commitment for an equity investment or a loan in any amount.

Note 7.  Changes of Business Plan

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See “Sale of Oil and Gas Lease” under Note14. Subsequent Events.

With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See “Frac Sand Activities” under Note14. Subsequent Events.

Note 8.  Notes Payable - Related Parties

From the third quarter of 2009 through July 2011, the Company obtained $73,000 in loans from one of its directors, the proceeds from which provided the Company with a portion of the capital needed to sustain its operations.  On the dates of issuance, and as at December 31, 2012, these promissory notes were convertible into a total of 7,100,000 shares of Company common stock.  Until August 2011, these loans were payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, each of these loans was revised and extended to September 2012, by the issuance of a total of 50,000 shares of Company common stock.  In September 2012, each of these loans was again revised and extended to September 2013, by the issuance of a total of 50,000 shares of Company common stock. No further extension transaction has occurred, although this director has indicated that he will not demand payment of such indebtedness, until such time as such repayment would not negatively affect the Company’s financial position. These loans were repaid during the quarter ended June 30, 2014.

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, and March 31, 2013, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note14. Subsequent Events.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note14. Subsequent Events.

In September 2013, the Company borrowed $94,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

Note 9.  Notes Payable - Third Parties

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “Issuances of Promissory Notes - 2014” under Note14. Subsequent Events.

2012 Notes

In July 2012, the Company issued two convertible secured promissory notes with $25,000 and $25,000 face amounts, respectively, in consideration of two loans of such amounts, one being from a director of the Company. At issuance, each such convertible promissory note was due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid with a portion of the proceeds from the sale of the Company’s oil and gas lease. See “Repayment of Certain Loans” under Note14. Subsequent Events.

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “Issuances of Promissory Notes - 2014” under Note14. Subsequent Events.

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

2014 Notes

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

Note 10.  Arbitration Proceedings

In January 2013, the Company instituted arbitration proceedings against one of its former attorneys in a dispute over fees owed to such attorney.  This arbitration was settled prior to a hearing.

Also in January 2013, the Company instituted arbitration in an effort to recover $120,000 due and owing from Treaty Energy Corporation under a rescission agreement.  This arbitration proceeding concluded in late 2013, with the Company obtaining an award of $120,000.  Currently, the Company is attempting to collect on such award.

Note 11.  Capital Stock

Common Stock Issued in Conjunction with Promissory Notes

In February 2014, the Company issued 200,000 shares of common stock to a third-party in conjunction with a promissory note, which shares were valued at $.03 per share, an aggregate value of $6,000.  Accordingly, a debt discount was recorded for this and will be amortized over the life of the loan.

In March 2014, the Company issued 100,000 shares of common stock to a third-party in conjunction with a promissory note, which shares were valued at $.02 per share, an aggregate value of $2,000. Accordingly, a debt discount was recorded for this and will be amortized over the life of the loan.

Common Stock Issued for Services

In February 2014, the Company issued 106,150 shares of common stock to a third-party consultant in payment of its consulting services, which were valued at $.03 per share, an aggregate value of $3,185.

Note 12.  Discontinued Operations

Discontinued operations relates to the oil and gas property that was sold in May 2014.  The operations related to the oil and gas property have been reclassified to discontinued operations for current reporting period.  There was no activity for the prior reporting quarter.

	Three Months Ended 3/31/14	Three Months Ended 3/31/13
Revenue:
Oil and gas revenue	$32,902	$15,858
General and administrative	11,781	3,509
Amortization	2,649	2,583
Impairment charge	21,248	13,890
Net loss from discontinued operations	$(2,776)	$(4,124)

Note 13.  Litigation

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

Note 14.  Subsequent Events

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

Issuances of Promissory Notes – 2014

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

In September 2014, the Company issued to a third party a promissory note with a face amount of $100,000 in consideration of its loan to the Company of such amount. This promissory note bears interest on the unpaid balance at the rate of 8% per annum until paid, which shall be due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in an amount sufficient to complete the buildout of a proposed frac sand mine wherever located and (b) September 2016.

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

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note14. Subsequent Events.

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

Common Stock Issued in Conjunction with Promissory Notes – 2014

In April 2014, the Company issued 50,000 shares of common stock to a third-party in conjunction with a promissory note, which shares were valued at $.04 per share, an aggregate value of $2,000.

In May 2014, the Company issued 25,000 shares of common stock to a third-party in conjunction with a promissory note, which shares were valued at $.05 per share, an aggregate value of $1,250.

In July 2014, shares of Company common stock were issued in conjunction with promissory notes, as follows:

–	The Company issued 40,000 shares of common stock to a third-party, which shares were valued at a per share price of $.04, an aggregate value of $1,600.

–	The Company issued a total of 200,000 shares of common stock to a four third-parties, which shares were valued at a per share price of $.04, an aggregate value of $8,000.

–	The Company issued a total of 100,000 shares of common stock to a director, which shares were valued at an average per share price of $.03715, an aggregate value of $3,750.

In August 2014, shares of Company common stock were issued in conjunction with promissory notes, as follows:

–	The Company issued a total of 50,000 shares of common stock to a director, which shares were valued at an average per share price of $.03, an aggregate value of $1,500.

–	The Company issued 250,000 shares of common stock to another director, which shares were valued at a per share price of $.03, an aggregate value of $7,500.

In September 2014, shares of Company common stock were issued in conjunction with promissory notes, as follows:

–	The Company issued 200,000 shares of common stock to a third-party, which shares were valued at a per share price of $.03, an aggregate value of $6,000.

–	The Company issued a total of 75,000 shares of common stock to a third-party, which shares were valued at an average per share price of $.0383, an aggregate value of $3,250.

In October 2014, the Company issued 150,000 shares of common stock to a director in conjunction with a promissory note, which shares were valued at a per share price of $.03, an aggregate value of $4,500.

Common Stock Issued in Conjunction with Promissory Notes – 2015

In January 2015, the Company issued a total of 2,000,000 shares of Company common stock in conjunction with five separate convertible promissory notes, which shares were valued at a per share price of $.045 per share, an aggregate value of $90,000.

Common Stock Issued for Director Bonuses – 2014

In August 2014, the Company issued a total of 400,000 shares of its common stock as bonuses to two of its directors. These shares were valued at $.03 per share, or $12,000, in the aggregate.

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

Common Stock Issued for Performance Bonuses

In August 2014, the Company issued a total of 4,000,000 shares to two of its consultants as performance bonuses.  These shares were valued at $.03 per share, or $120,000, in the aggregate.

In August 2014, the Company issued 10,000,000 shares to its President as a performance bonus.  These shares were valued at $.03 per share, or $300,000, in the aggregate. Also in August 2014, the Company issued 1,050,000 shares to one of its directors as a performance bonus.  These shares were valued at $.03 per share, or $31,500, in the aggregate.

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

Related Party Loan – 2015

In June 2015, the Company borrowed $15,000 from a director, through the issuance of a promissory note. Such promissory note has an interest rate on the unpaid balance of 15% per annum until paid. Principal and accrued interest is due and payable on the date that is the earlier of (a) the date that is three (3) days immediately following the date on which the Company closes a funding transaction that provides capital to the Company in amount sufficient to complete the build-out of a proposed frac sand mine of the Company and (b) June 2017.

Date Through Which Subsequent Events Evaluated

The date to which events occurring after March 31, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is September 21, 2015, which is the date on which the financial statements were available to be issued.

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

Results of Operations - First Quarter 2014 vs. First Quarter 2013

Revenues.  During the First Quarter 2014, we generated $32,902 in revenue. During the First Quarter 2013, we generated $15,858 in revenues from our oil and gas production activities. During the First Quarter 2014, our monthly cash operating expenses averaged approximately $80,000.

Expenses.  Our cash expenses during the First Quarter 2014 were $(276,443); our cash operating expenses during the First Quarter 2013 were $264,878.  During the First Quarter 2014, we incurred $3,185 for stock issued for services; during the First Quarter 2013, we incurred $12,894 for stock issued for services.

Financial Condition

At March 31, 2014, we had $10,649 in cash and a working capital deficit of $1,643,828.  At December 31, 2013, our cash position was $27,989 and our working capital deficit was $1,287,836. Currently, we possess approximately $20,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

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

In addition, we will require additional funds, in order to sustain our operations through the remainder of 2015 and all of 2016. We believe we will be able to secure the financing, in the form of debt, equity or a combination thereof, necessary to complete these opportunities. We do not have a current commitment for an equity investment or a loan in any amount.

Capital Expenditures

During the First Quarter 2014, we made $23,897 in capital expenditures. During the First Quarter 2013, we made $36,278 in capital expenditures. Due to the uncertainty of our obtaining a permit to mine frac sand, we cannot predict the amount of our future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we did not issue unregistered securities that have not been reported previously.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended March 31, 2014.

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

Date: November 30, 2015.	ALL ENERGY CORPORATION

	By:	/S/ DEAN E. SUKOWATEY
Dean E. Sukowatey, President and Acting Chief Financial Officer