Form 10-Q
period 2014-06-30
All Energy Corp
filed 2015-11-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

	DELAWARE	62-1581902
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
All Energy Corporation
Consolidated Balance Sheets as of June 30, 2014 (unaudited), and December 31, 2013 (audited)	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2014 (unaudited) and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 (unaudited) and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014 (unaudited)	6

Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2014, and December 31, 2013

	6/30/14 (unaudited)	12/31/13
ASSETS
Current assets
Cash and cash equivalents	$9,397	$27,989
Total current assets	9,397	27,989
Assets held for sale	---	275,000
Property and equipment - at cost
Equipment	64,271	8,333
Less accumulated depreciation and amortization	(6,709)	(3,393)
Total property and equipment - net	57,562	4,940
Total assets	$66,959	$307,929
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$128,914	$133,790
Accrued expenses - related party	724,421	635,235
Notes payable and convertible notes, net of unamortized debt discount of $9,740	844,534	375,000
Notes payable - related parties	10,000	121,800
Liabilities related to assets held for sale	---	50,000
Total current liabilities	1,707,869	1,315,825
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 25,208,563 and 24,727,413 shares issued, respectively, and 25,067,563 and 24,586,413 shares outstanding, respectively	252,086	247,274
Additional paid-in capital	18,219,982	18,210,360
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(13,489,033)	(12,841,586)
	(1,640,909)	(1,007,896)
Total liabilities and stockholders’ equity (deficit)	$66,959	$307,929

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014

		Three Months Ended June 30,				Six Months Ended June 30,
		2014 (unaudited)		2013 (unaudited)		2014 (unaudited)		2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/14 (unaudited)

Revenues	$	---	$	---	$	---	$	---	$8,092
Operating Costs and Expenses
Consulting		70,410		28,530		292,597		38,207	8,391,258
Rent		---		---		---		---	---
Legal and professional		81,883		12,454		107,116		55,477	1,774,379
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		3,069		---		3,316		---	12,635
General and administrative		126,803		160,383		224,127		310,462	3,577,143
Total operating expenses		282,165		201,367		627,156		404,146	14,088,955
Other income (expense)
Beneficial conversion expense		---		---		---		---	(171,000)
Interest expense		(12,766)		(2,862)		(23,508)		(4,925)	(177,839)
Interest income		---		---		---		---	51,404
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		---		---		---	(131,650)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		---		---		---		---	(151,734)
Debt forgiveness income		---		---		---		409,405	507,236
Other income		---		210,005		---		556,672	556,674
Total other income (expense)		(12,766)		207,143		(23,508)		961,152	314,723
Net income (loss) from continuing operations		(294,931)		5,776		(650,664)		557,006	(13,766,140)
Net income (loss) from discontinued operations		5,993		(229,152)		3,217		(233,276)	(435,662)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/14 (unaudited)
Income (loss) per share from continuing operations
Basic	$(0.01)	$(0.00)	$(0.03)	$0.02
Diluted	$(0.01)	$(0.00)	$(0.03)	$0.02
Loss per share from discontinued operations
Basic	$(0.00)	$(0.01)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.01
Weighted average number of shares outstanding:
Basic	25,190,230	22,887,413	25,160,631	22,887,413
Diluted	32,290,230	22,887,413	32,260,631	22,887,413
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014

	Six Months Ended June 30,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/14 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(647,447)	$323,730	$(14,201,802)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	(409,405)	(507,236)
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	8,302	7,393	26,999
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	3,185	13,294	1,639,425
Debt discount amortization	1,511	---	153,245
Loss on investments	---	---	125,000
Impairment charge	20,224	234,798	639,596
Increase in accrued expenses	81,876	243,042	363,216
Increase (decrease) in prepaids	---	---	(87,820)
Increase (decrease) in accounts payable	2,432	(36,143)	1,089,122
Net cash provided by (used in) operating activities	(529,917)	376,709	(3,534,209)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	---	---	(951,238)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	(30,210)	(261,996)	(600,420)
Purchase of property and equipment	(55,938)	---	(60,938)
Proceeds from sale of oil and gas property	280,000	---	280,000
Increase in accrued liabilities - related party	---	---	40,056
Proceeds from sale of land	---	---	461,960
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	193,852	(261,996)	(1,153,460)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to June 30, 2014

	Six Months Ended June 30,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 6/30/14 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,909,523
Principal payments on related party advances	---	---	(3,988)
Payment on notes payable - third party	(1,665)	---	(1,665)
Proceeds from notes payable - related party	---	2,000	179,800
Proceeds from notes payable - third party	480,938	---	1,504,638
Payment on notes payable - related party	(161,800)	(5,500)	(229,300)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	317,473	(3,500)	4,693,078

NET CHANGE IN CASH	(18,592)	111,213	5,409
Cash, beginning of period	27,989	13,649	3,988
Cash, end of period	$9,397	$124,862	$9,397
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (unaudited)

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

Note 2.  Going Concern

The Company has incurred losses totaling $14,201,802 through June 30, 2014, and had a working capital deficit of $1,698,472 at June 30, 2014.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See Note 15. Sale of Oil and Gas Lease.

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for June 30, 2014, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

Proved Producing
Gross Oil Reserves, BBL Net Oil Reserves, BBL Net Revenue Net Severance and Ad Valorem Tax Net Lease Cost Net Cash Flow Present Worth @ 10%	16,092 12,069 $1,129,929 $51,977 $333,478 $742,475 $484,692

In May 2014, the Company sold all of its interest in its sole producing oil and gas property. See Note 15. Sale of Oil and Gas Lease.

Note 6.  Management’s Plans for Liquidity

During the six months ended June 30,2014, the Company obtained $480,938 in operating funds from loans provided by third parties.  Since March 31, 2013, the Company has obtained approximately $1,040,000 in operating funds from loans provided by third parties and certain affiliates. See “Issuance of Promissory Notes - 2014” and “Issuance of Promissory Notes - 2015” under Note 17 - Subsequent Events.

Also, in May 2014, the Company sold all of its interest in its sole producing oil and gas property for $280,000 in cash. See Note 15. Sale of Oil and Gas Lease.

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

Note 7.  Changes of Business Plan

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See Note 15. Sale of Oil and Gas Lease.
With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See “Frac Sand Activities” under Note 17. Subsequent Events.

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

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, and March 31, 2013, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 17. Subsequent Events.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 17. Subsequent Events.

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

Note 9.  Notes Payable - Third Parties

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “Issuances of Promissory Notes - 2014” under Note 17. Subsequent Events.

2012 Notes

In July 2012, the Company issued two convertible secured promissory notes with $25,000 and $25,000 face amounts, respectively, in consideration of two loans of such amounts, one being from a director of the Company. At issuance, each such convertible promissory note was due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31. Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas.  Each of the $25,000 face amount convertible secured promissory notes, including accrued interest, has been repaid with a portion of the proceeds from the sale of the Company’s oil and gas lease. See “Repayment of Certain Loans” under Note 17. Subsequent Events.

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “Issuances of Promissory Notes - 2014” under Note 17. Subsequent Events.

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

Note 11.  Capital Stock

Common Stock Issued in Conjunction with Promissory Notes

In October 2013, the Company issued 200,000 shares of common stock to a third-party in conjunction with a promissory note, which shares were valued at $.026 per share, an aggregate value of $5,200.

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

	Six Months Ended 6/30/14	Six Months Ended 6/30/13
Revenue:
Oil and gas revenue	$44,565	$15,858
General and administrative	16,138	6,493
Amortization	4,986	7,393
Impairment charge	20,224	234,798
Net profit (loss) from discontinued operations	$3,217	$(233,276)

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

Note 14.  Sale of Oil and Gas Lease

In May 2014, the Company sold all of its interest in its oil and gas lease located in Taylor County, Texas, a 40-acre tract containing with two producing oil wells. The sale price for this lease was $280,000 in cash. With the sale of this producing property, the Company has committed all available resources to obtaining a permit to mine frac sand on property located in Trempealeau County, Wisconsin.

Note 15. Revised Employment Agreement

The Company has entered into a revised employment agreements with its President.  As revised, this employment agreement has an initial term of five years, with renewal terms of five years, and pays the officer an annual salary of $240,000.  Further, as a signing bonus, this officer was awarded a signing bonus of $120,000, payable as the Company’s operations permit.

Note 16.  Frac Sand Activities

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

Litigation. In response to Trempealeau County’s denial of the Company permit application, the Company has filed two lawsuits against the Trempealeau County Environment & Land Use Committee, including its individual members.  See “Frac Sand Mining Permit Litigation” under Note 17. Subsequent Events.

Note 17.  Subsequent Events

Issuances of Promissory Notes – 2014

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

In October 2014, the Company issued in conjunction with a promissory note 150,000 shares of common stock to a director, which shares were valued at a per share price of $.03, an aggregate value of $4,500.

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

Date Through Which Subsequent Events Evaluated

The date to which events occurring after June 30, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is September 21, 2015, which is the date on which the financial statements were available to be issued.

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

2014 Transactions

Divestiture of Oil and Gas Property. In May 2014, we sold all of our interest in our only producing oil and gas lease located in Taylor County, Texas, a 40-acre tract with two producing oil wells. The sale price for this lease was $280,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing frac sand mine efforts.

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

Results of Operations - First Six Months 2014 vs. First Six Months 2013

Revenues.  During the First Six Months 2014, we generated $44,565 in revenues from our oil and gas production activities. During the First Six Months 2013, we generated $15,858 in revenues from our oil and gas production activities.  During the First Six Months 2014, our monthly cash operating expenses averaged approximately $20,000.

Expenses.  Our cash operating expenses during the First Six Months 2014 were $519,917, up from $376,709 for the First Six Months 2013.  During the First Six Months 2014 and the First Six Months 2013, we incurred $37,787 and $13,294 for stock issued for services, respectively.

Financial Condition

At June 30, 2014, we had $9,397 in cash and a working capital deficit of $1,713,187.  At December 31, 2013, our cash position was $27,989 and our working capital deficit was $1,287,836. Currently, we possess approximately $20,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

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

Currently, we apply all of our available capital to our efforts in obtaining a permit to mine frac sand.  From the May 2014 sale of our only producing oil and gas lease, we derived $280,000 in cash.  We used the proceeds of this sale to retire approximately $185,000 of debt, with the balance being applied to our ongoing efforts in obtaining a permit to mine frac sand. There is no assurance that we will be successful in these efforts, that we will obtain sufficient capital to sustain our efforts or that we will be able to obtain adequate funding to mine frac sand, should we obtain a permit to mine frac sand.

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

Capital Expenditures

During the First Six Months 2014 and the First Six Months 2013, we made capital expenditures in the amounts of $86,148 and $261,996, respectively. Due to the uncertainty of our obtaining a permit to mine frac sand, we cannot predict the amount of our future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014, we did not issue unregistered securities that have not been reported previously.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our shareholders during the three months ended June 30, 2014.

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