Form 10-Q
period 2014-09-30
All Energy Corp
filed 2015-11-30
CIK 1103384

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-29417

All Energy Corporation
(Exact name of registrant as specified in its charter)

	DELAWARE	62-1581902
	(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of September 30, 2014 (unaudited), and December 31, 2013 (audited)	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014(unaudited) and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2014 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 (unaudited) and 2013 (unaudited), and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2014 (unaudited)	6

Notes to Consolidated Financial Statements	8

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2014, and December 31, 2013

	9/30/14 (unaudited)	12/31/13
ASSETS
Current assets
Cash and cash equivalents	$17,038	$27,989
Total current assets	17,038	27,989
Assets held for sale	---	275,000
Property and equipment - at cost
Equipment	64,271	8,333
Less accumulated depreciation and amortization	(9,781)	(3,393)
Total property and equipment - net	54,490	4,940
Total assets	$71,528	$307,929
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$143,417	$133,790
Accrued expenses - related party	805,182	635,235
Notes payable and convertible notes, net of unamortized discount of $25,902	929,336	375,000
Notes payable - related parties, net of unamortized discount of $12,062	67,939	121,800
Liabilities related to assets held for sale	---	50,000
Total current liabilities	1,945,874	1,315,825
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.01 par value; 80,000,000 shares authorized, 42,223,563 and 24,727,413 shares issued, respectively, and 49,323,563 and 24,586,413 shares outstanding, respectively	425,236	247,274
Additional paid-in capital	18,575,285	18,210,360
Treasury stock, at cost; 141,000 and 141,000 shares, respectively	(150,000)	(150,000)
Receivable from shareholder	(50,000)	(50,000)
Accumulated deficit	(6,423,944)	(6,423,944)
Deficit accumulated during the development stage	(14,250,923)	(12,841,586)
	(1,874,346)	(1,007,896)
Total liabilities and stockholders’ equity (deficit)	$71,528	$307,929
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2014

		Three Months Ended September 30,				Nine Months Ended September 30,
		2014 (unaudited)		2013 (unaudited)		2014 (unaudited)		2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/14 (unaudited)

Revenues	$	---	$	---	$	---	$	---	$8,092
Operating costs and expenses
Consulting		189,760		124,363		482,357		162,570	8,581,018
Legal and professional		113,880		70,086		220,996		125,563	1,888,259
Impairment charge		---		---		---		---	333,540
Depreciation and amortization		3,072		---		6,388		---	15,707
General and administrative		437,314		93,276		661,441		403,738	4,014,457
Total operating expenses		744,026		287,725		1,371,182		691,871	14,832,981
Other income (expense)
Beneficial conversion expense		---		---		---		---	(171,000)
Interest expense		(17,864)		(5,470)		(41,372)		(10,395)	(195,703)
Interest income		---		---		---		---	51,404
Rental income		---		---		---		---	66,250
Loss on sale of land		---		---		---		---	(1,278)
Loss on sale of investment		---		---		---		---	(131,650)
Equity loss in subsidiary		---		---		---		---	(233,340)
Debt discount amortization		---		---		---		---	(151,734)
Debt forgiveness income		---		---		---		409,405	507,236
Other income		---		---		---		556,672	556,674
Total other income (expense)		(17,864)		(5,470)		(41,372)		955,682	296,859
Net income (loss) from continuing operations		$(761,890)		$(293,195)		$(1,412,554)		$263,811	$(14,528,030)
Net income (loss) from discontinued operations		---		(3,566)		3,217		(236,842)	(435,662)
Net income (loss)		$(761,890)		$(296,761)		$(1,409,337)		$26,969	$(14,963,692)
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2014 and 2013, and the Period
from Commencement of Development Stage (June 7, 2004) to September 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/14 (unaudited)
Income (loss) per share from continuing operations
Basic	$(0.02)	$(0.01)	$(0.05)	$0.01
Diluted	$(0.02)	$(0.01)	$(0.05)	$0.01
Loss per share from discontinued operations
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)
Weighted average number of shares outstanding:
Basic	31,162,673	23,224,080	27,139,088	22,999,634
Diluted	38,262,673	23,224,080	34,239,088	22,999,634
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2014

	Nine Months Ended September 30,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/14 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,412,372)	26,969	(14,963,692)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of land	---	---	1,278
Loss on disposition of fixed assets	---	---	187
Forgiveness of debt	---	(409,405)	(507,236)
Equity loss in subsidiary	---	---	14,485
Depreciation and amortization	11,374	8,665	30,071
Non-cash beneficial conversion expense	---	---	171,000
Options issued for compensation	---	---	7,039,096
Stock issued for services and compensation	490,036
Debt discount amortization	4,888	---	156,622
Loss on investments	---	---	125,000
Impairment charge	20,224	277,078	639,596
Increase (decrease) in prepaids	---	---	(87,820)
Increase in accrued expenses	181,359	207,930	459,664
Increase (decrease) in accounts payable	4,835	26,362	1,091,525
Net cash provided by (used in) operating activities	(699,656)	173,563	(3,703,948)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,938)	---	(1,012,176)
Investment in Treaty Belize Energy LTD	---	---	(125,000)
Investment in oil and gas property	(30,210)	(305,548)	(600,420)
Increase in accrued liabilities - related party		---	40,056
Proceeds from sale of land	---	---	461,960
Proceeds from sale of oil and gas property	280,000	---	280,000
Purchase of office equipment	---	---	(4,160)
Payments on construction-in-progress	---	---	(193,720)
Net cash used in investing activities	193,852	(305,548)	(1,153,460)

The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013, and the Period from Commencement of Development Stage (June 7, 2004) to September 30, 2014

	Nine Months Ended September 30,
	2014 (unaudited)	2013 (unaudited)	Period from Commencement of Development Stage (June 7, 2004) to 9/30/14 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock for cash	---	---	2,909,523
Principal payments on related party advances	---	---	(3,988)
Payments on notes payable - third party	(4,285)	(4,500)	(4,285)
Proceeds from (payments on) notes payable - related party	80,000	101,800	259,800
Proceeds from notes payable - third party	580,938	50,000	1,604,638
Payment on notes payable - related party	(161,800)	(5,500)	(229,300)
Proceeds from long-term debt, net of deferred borrowing costs	---	---	483,120
Purchase of treasury stock	---	---	(150,000)
Contributions from shareholders	---	---	950
Net cash provided by (used in) financing activities	494,853	141,800	4,870,458
NET CHANGE IN CASH	(10,951)	9,545	13,050
Cash, beginning of period	27,989	13,649	3,988
Cash, end of period	$17,038	$23,194	$17,038
The accompanying notes are an integral part of these statements.

ALL ENERGY CORPORATION (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 (unaudited)

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

Note 2.  Going Concern

The Company has incurred losses totaling $14,963,692 through September 30, 2014, and had a working capital deficit of $1,928,836 at September 30, 2014.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, private loans, public offerings and/or bank financing.

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

Reserve estimates were prepared in accordance with standard SEC guidelines. The future net cash flow for September 30, 2014, was computed using a 12-month average price. Costs and prices were held constant and were not escalated over the life of the property. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Note 6.  Management’s Plans for Liquidity

During the nine months ended September 30, 2014, the Company obtained $580,938 in operating funds from loans provided by third parties.  Since March 31, 2013, the Company has obtained approximately $1,040,000 in operating funds from loans provided by third parties and certain affiliates. See Note 8. Notes Payable - Related Parties and Note 9. Notes Payable - Third Parties, as well as “Issuance of Promissory Notes - 2014” and “Issuance of Promissory Notes - 2015” under Note17. Subsequent Events.

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

Note 7.  Changes of Business Plan

Until August 2011, the Company actively pursued the acquisition of one or more ethanol plants.  As of August 2011, the Company’s efforts in this regard had not been successful.  In August 2011, the Company changed its business to the acquisition of interests in oil and gas properties within the United States and the pursuit of business opportunities related to the oil and gas industry.  In 2012, the Company purchased its first oil and gas properties and began to operate its only producing oil and gas lease containing two producing wells, which lease was sold in May 2014.  See Note 14. Sale of Oil and Gas Lease.

With the sale of this oil-producing property, all of the Company’s efforts are now focused on obtaining a permit to mine frac sand on property located in Trempealeau County in Western Wisconsin.  See Note 16. Frac Sand Activities.

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

In April 2011, another Company director loaned $5,000 to the Company.  On the date of issuance, and as at December 31, 2012, and March 31, 2013, this promissory note was convertible into a total of 500,000 shares of Company common stock. Until August 2011, this loan was payable on demand, bore interest at 10% per annum and were convertible, at the director’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted.  In August 2011, this loan was revised and extended to September 2012, by the issuance of 12,500 shares of Company common stock.  In September 2012, this loan was again revised and extended to September 2013, by the issuance of 12,500 shares of Company common stock. No further extension transaction occurred. However, in 2014, this $5,000 of indebtedness was converted by this director into 500,000 shares of Company common stock.  See “Common Stock Issued Pursuant to Convertible Promissory Notes” under Note 11. Capital Stock.

Also in April 2011, the Company borrowed $5,000 from a third party for use as working capital, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into a total of 500,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012. In June 2012, $500 of such indebtedness was converted into 50,000 shares of Company common stock. This loan was again revised and extended until September 2013. In 2014, the remaining $4,500 principal amount of this loan was converted into 450,000 shares of the Company’s common stock.   See “2014 Notes” under Note 9. Notes Payable - Third Parties.

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

Note 9.  Notes Payable - Third Parties

2011 Notes

In April 2011, the Company borrowed $20,000 from a third party, through the issuance of a convertible promissory note, payable on demand, bearing interest at 10% per annum, and convertible, at the third party’s option, into shares of the Company’s common stock at the rate of one share for every $.01 of debt converted. On the date of issuance, this promissory note was convertible into 2,000,000 shares of Company common stock. In August 2011, this loan was revised and extended to September 2012, and again revised and extended until September 2013.  In 2014, the Company issued an amended promissory note, to replace the original convertible promissory note. This amended promissory note is no longer convertible into 2,000,000 shares of Company common stock and the loan is now due the earlier of (a) the date that is three days immediately following the date on which the Company closes a funding transaction that provides capital in amount sufficient to complete the buildout of a proposed frac sand mine of the Company and (b) July 2016.  See “2014 Notes” under Note 9. Notes Payable - Third Parties.

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

Also in July 2012 and December 2012, the Company issued, to the same investor, two convertible secured promissory notes with $20,000 face amounts, in consideration of two loans of such amounts. At issuance, these convertible promissory notes were due in July 2017 with interest accruing in amounts equal to 1.8176%, 2.272% and 2.272%, respectively, of the remaining net cash flow of the Company’s subsidiary, AllEnergy - Bell, LLC, and payable each October 31, January 31, April 30 and July 31.  Each of these convertible promissory notes was secured by a deed of trust with respect to the Company’s then-owned oil and gas lease located in Taylor County, Texas. In 2014, both of these convertible promissory notes, including accrued interest, were replaced with new promissory notes.  See “2014 Notes” under Note 9. Notes Payable - Third Parties.

2013 Notes

In September 2013, the Company borrowed $99,800 from a director, through the issuance of a promissory note. Initially, at issuance, such promissory note had an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note was paid in full, with a rate cap of 18.00%.  An interest only payment was due on September 1, 2014, with a balloon payment of the entire outstanding balance, including accrued interest, payable on or before September 1, 2015.  In June 2014, this promissory note, including interest, was repaid in full, with proceeds from the Company’s sale of its oil and gas lease.

Also in September and October 2013, the Company borrowed a total of $75,000 from a third party, through the issuance of a two separate promissory notes, which bear interest on the unpaid balance at the rate of 5% per annum until paid and are due and payable in September 2014.

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

In May 2014, the Company borrowed a total of $25,000 from a third party, through the issuance of a promissory note, which bears interest on the unpaid balance at the rate of 5% per annum until paid and was due and payable in May 2015.

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

In February 2014, the Company issued 106,150 shares of common stock to a third-party consultant in payment of its consulting services. These shares were valued at $.03 per share, or $3,185, in the aggregate.

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

	Nine Months Ended 9/30/14	Nine Months Ended 9/30/13
Revenue:
Oil and gas revenue	$44,565	$67,665
General and administrative	16,138	18,764
Amortization	4,986	8,665
Impairment charge	20,224	227,078
Net profit (loss) from discontinued operations	$3,217	$(236,842)

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

Note 17.  Subsequent Events

Issuances of Promissory Notes – 2014

In October 2014, the Company borrowed $50,000 from a director, through the issuance of a promissory note. Such promissory note has an interest rate on the unpaid balance of 10.00% per annum for the first six months, with the interest rate increasing by 2.50% every six months thereafter until the promissory note is paid in full, with an interest rate cap of 18.00%. An interest only payment is due in October 2015, with a balloon payment of the entire outstanding balance, including accrued interest, payable in October 2017.

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

Loan and Security Agreement

In October 2014, the Company entered into a loan agreement (the “October 2014 Agreement”) with a third party.  Under the October 2014 Agreement, the lender may agree to lend the Company up to $300,000: $100,000 of such loan amount was obtained by the Company upon the closing of the October 2014 Agreement; the remaining $200,000 is available to the Company in increments of $75,000, $75,000 and $50,000, should the lender agree to make such additional funds available, of which there is no assurance. The initial $100,000 in funds was used by the Company primarily to pay costs associated with its pending lawsuit filed against the Trempealeau County, Wisconsin, Environment and Land Use Committee.  See “Frac Sand Mining Permit Litigation” in this Note17. Subsequent Events.

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

Date Through Which Subsequent Events Evaluated

The date to which events occurring after September 30, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is September 21, 2015, which is the date on which the financial statements were available to be issued.

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

Results of Operations - First Nine Months 2014 vs. First Nine Months 2013

Revenues. During the First Nine Months 2014, we generated $44,565 in revenues from our oil and gas production activities. During the First Nine Months 2013, we generated $67,665 in revenues from our oil and gas production activities.  During the First Nine Months 2014, our monthly cash operating expenses averaged approximately $700,000.

Expenses. Our cash provided by (outlays for) operating expenses during the First Nine Months 2014 were $699,656, up from $173,563 for the First Nine Months 2013.  During the First Nine Months 2014 and the First Nine Months 2013, we incurred $490,036 and $35,964 for stock issued for services, respectively.

Financial Condition

At September 30, 2014, we had $17,038 in cash and a working capital deficit of $1,928,836.  At December 31, 2012, our cash position was $13,649 and our working capital deficit was $983,270.  Currently, we possess approximately $20,000 in cash. Our current cash position is adequate to sustain our current level of operations for approximately three months.

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

Capital Expenditures

During the First Nine Months 2014, we made $86,148 in capital expenditures. During the First Nine Months 2013, we made $305,548 in capital expenditures. Due to the uncertainty of our obtaining a permit to mine frac sand, we cannot predict the amount of our future capital expenditures, if any.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, we did to issue unregistered securities that have not been reported previously.

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